Form 10QSB
period 1995-03-31
FORTUNE NATIONAL CORP
filed 1995-05-12
CIK 38240

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1995

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
For the transition period from              to
                              --------------  --------------

Commission file number 0-6896

                          FORTUNE NATIONAL CORPORATION

       (Exact name of small business issuer as specified in its charter)

  State of Incorporation:                             IRS Employer Id.:
       Pennsylvania                                      25-1229620

                     Address of Principal Executive Office:
                             10555 Richmond Avenue
                              Houston, Texas 77042

Issuer's telephone number:  (713) 974-2242

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     [x]  Yes      No.
    -----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                     OUTSTANDING AT MAY 12, 1995
               -----                     ---------------------------
     Common Stock, Par Value $1.00                2,616,984

      This Form 10-QSB contains a total of 12 pages including any exhibits.

                 FORTUNE NATIONAL CORPORATION AND SUBSIDIARIES

                                  FORM 10-QSB

                                     INDEX

                                                         Page No.
Part I.         Financial Information:
     Item 1.    Financial Statements


                Condensed Consolidated Balance               3
                 Sheet - March 31, 1995 (Unaudited)

                Condensed Consolidated Statements of         5
                 Operations - Three Months Ended
                 March 31, 1995 and 1994 (Unaudited)

                Condensed Consolidated Statements of         6
                 Cash Flows - Three Months Ended
                 March 31, 1995 and 1994 (Unaudited)

                Notes to Condensed Consolidated              7
                 Financial Statements (Unaudited)

     Item 2.    Management's Discussion and Analysis of      9
                 Financial Condition and Results of
                 Operations

Part II.   Other Information:

     Item 6.    Exhibit 27 - Financial Data Schedule        12

                     PART I. ITEM 1. FINANCIAL INFORMATION

                 FORTUNE NATIONAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                MARCH 31, 1995
                                  (UNAUDITED)

       ASSETS                                             1995
       ------                                          -----------
      INVESTMENTS:
        Fixed maturities available for sale            $26,932,056
        Equity securities (at market)                      164,665
        Mortgage loans                                     829,907
        Real estate                                      1,960,313
        Policy loans                                     6,914,728
        Short-term investments                           2,592,577
                                                       -----------
           Total investments                            39,394,246


      Accrued investment income                            470,998

      Reinsurance receivable                            34,510,415

      Accounts receivable (less allowance
        for uncollectible accounts of $82,852)              36,369

      Deferred policy acquisition costs                  1,867,114

      Property and equipment
        (less accumulated depreciation of $511,308)         82,478

      Costs in excess of net assets of
        acquired business (less accumulated
        amortization of $1,351,120)                      3,291,462

      Other assets                                         963,859
                                                       -----------
                                                       $80,616,941
                                                       ===========

         See accompanying notes to consolidated financial statements.


       LIABILITIES AND STOCKHOLDERS' EQUITY               1995
       ------------------------------------            -----------
      Liabilities:
        Policy liabilities:
          Future policy benefits                       $65,298,201
          Contract claims                                  761,097
                                                       -----------
                                                        66,059,298

        Other policyholders' funds                       1,757,806

        Current federal income tax payable                 933,405

        Deferred federal income tax payable                293,011

        Deferred gain on reinsurance                     2,258,979

        Note payable                                     1,500,000

        Other liabilities                                  839,984
                                                       -----------
           Total liabilities                            73,642,483
                                                       -----------
      Minority interest                                  1,528,144
                                                       -----------

      Preferred stock of subsidiary                      1,850,000
                                                       -----------

      STOCKHOLDERS' EQUITY:
        Common stock, par value $1 per share,
          authorized 4,000,000 shares,
          issued 2,804,445 shares                        2,804,445

        Additional paid-in capital                       5,136,435

        Accumulated deficit                             (4,169,179)

        Treasury stock, at cost, 187,461 shares           (147,465)

        Net unrealized investment losses,
          net of taxes of ($210,596)                       (27,922)
                                                       -----------

           Total stockholders' equity                    3,596,314
                                                       -----------

                                                       $80,616,941
                                                       ===========

         See accompanying notes to consolidated financial statements.

                 FORTUNE NATIONAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (UNAUDITED)

                                                       1995        1994
                                                   ------------  --------
      REVENUES:
         Premiums and other considerations         $   446,494   142,848

         Net investment income                         396,391   306,281

         Net realized investment gains                   6,247        --

         Reinsurance expense allowance                 474,153   382,185

         Amortization of deferred gain on
           reinsurance                                  77,320   (26,309)

         Other income                                   14,249    14,274
                                                   -----------   -------

           Total revenues                            1,414,854   819,279
                                                   -----------   -------


      BENEFITS AND EXPENSES:
         Death benefits                                141,712    38,854

         Other benefits                                340,168   208,061

         Commissions and general expenses              757,849   412,542

         Interest expense                               64,635        --

         Amortization of deferred policy
           acquisition costs                            27,741    12,720

         Amortization of costs in excess of net
           acquired business                            53,387    42,099
                                                   -----------   -------

           Total benefits and expenses               1,385,492   714,276
                                                   -----------   -------

      Income before federal income tax
        expense and minority interest in
        losses (earnings) of subsidiary                 29,362   105,003

      Federal income tax expense (benefit)
         Current                                     1,010,576    24,763
         Deferred                                   (1,215,801)  128,395
                                                   -----------   -------

      Income (loss) before minority interest
        in losses (earnings) of subsidiary             234,587   (48,155)

      Preferred dividends of subsidiary                 30,919    23,558

      Minority interest in losses (earnings)
        of subsidiary                                  (95,162)    7,553
                                                   -----------   -------

      Net income (loss)                            $   108,506   (64,160)
                                                   ===========   =======

      Net income (loss) per common share:          $       .04      (.02)
                                                   ===========   =======

         See accompanying notes to consolidated financial statements.

                 FORTUNE NATIONAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                    INCREASE (DECREASE) IN CASH (UNAUDITED)

                                                       1995        1994
                                                   ------------  --------
   CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) from operations             $   108,506    (64,160)
     Adjustments to reconcile net income
      (loss) to net cash used in operating
      activities:
       Depreciation and amortization                    16,793     99,251
       Realized gains on sale of investments            (6,247)        --
       Deferred federal income tax expense
         (benefits)                                 (1,215,801)   128,395
       Decrease (increase) in reinsurance
         receivable                                    224,396    574,336
       Decrease in accrued investment income           118,451     19,357
       Increase in accounts receivable                  (8,780)    (3,582)
       Decrease (increase) in other assets               8,744    (17,712)
       Decrease in future policy benefits              (52,596)   (47,705)
       Increase (decrease) in contract claims           79,510   (299,457)
       Increase (decrease) in other
         policyholders' funds                           18,311    (12,602)
       Increase (decrease) in other liabilities        853,820   (104,158)
       Increase (decrease) in minority interest         77,521    (20,995)
                                                   -----------   --------

   Net cash provided by operating activities           222,628    250,968
                                                   -----------   --------

   CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sales of investments and
       principal repayments on mortgage loans          892,682    405,038
     Purchases of investments                       (3,116,259)        --
     Net decrease in policy loans                       37,885     42,019
     Net decrease in short-term investments         10,540,492   (361,144)
     Purchase of property and equipment                 (2,715)    (1,204)
     Purchase of subsidiary, net of cash
       acquired                                     (1,952,300)  (169,555)
                                                   -----------   --------
   Net cash provided (used) by investing
     activities                                      6,399,785    (84,846)
                                                   -----------   --------

   CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of note payable          1,500,000         --
     Principal payments on notes payable            (8,300,000)        --
     Deposits on policy contracts                      337,359    247,939
     Withdrawals from policy contracts                (545,058)  (457,685)
                                                   -----------   --------
   Net cash used in financing activities            (7,007,699)  (209,746)
                                                   -----------   --------

   Net decrease in cash                               (385,286)   (43,624)
   Cash at beginning of period                         385,286     62,564
                                                   -----------   --------
   Cash at end of period                           $        --     18,940
                                                   ===========   ========

         See accompanying notes to consolidated financial statements.

                 FORTUNE NATIONAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of March 31, 1995 and the condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 1995 and 1994, have been prepared by Fortune National Corporation (the "Company"), without audit. In the opinion of management, all adjustments (which, except as may be noted below, include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at March 31, 1995 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 Annual Report to Stockholders. The results of operations for the three month periods ended March 31, 1995 and 1994 are not necessarily indicative of the operating results for the full year.

2.  EARNINGS PER SHARE

Earnings per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding (2,616,984 at March 31, 1995 and March 31, 1994).

3.  STOCKHOLDERS' EQUITY

During the three months ended March 31, 1995, stockholders' equity changed for the following items: Reduction in net unrealized investment losses of $492,105 and net income of $108,506.

4.  ACQUISITIONS

On February 2, 1995, the Company acquired 100% of the common stock of Oakley-Metcalf Insurance Company ("Oakley-Metcalf"), a Texas-domiciled life insurance company. The consideration paid for the stock of Oakley-Metcalf was cash in the amount of $2,559,516. Concurrent with the acquisition of Oakley-Metcalf, the Company fully reinsured all of Oakley-Metcalf's policies (approximately 3,000 policies) with an unaffiliated life insurance company. The obligations of this reinsurer under the related reinsurance agreement are secured by a trust containing a $450,000 letter of credit. In connection with the reinsurance agreement, Oakley-Metcalf transferred assets of $564,272 and liabilities of $653,006 and recognized a deferred gain on reinsurance of $88,734.

                 FORTUNE NATIONAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

5.  NOTE PAYABLE

On January 31, 1995, as a source of funds to repay the $5 million surplus debenture issued in connection with the acquisition of Family Life Insurance Company ("Family"), the Company's subsidiary, Acap Corporation ("Acap") borrowed $1.5 million from Central National Bank of Waco, Texas. The note matures April 30, 1996 and renews April 30 of each year thereafter. The note bears interest at a rate equal to the base rate of a bank plus 1%. Principal payments on the note of $62,500 are due quarterly beginning April 30, 1995. The note is secured by the Company's pledge of all the outstanding shares of Acap's subsidiary, American Capitol Insurance Company ("American Capitol"). The loan agreement contains certain restrictions and financial covenants. Without the written consent of the bank, Acap may not incur any debt, pay common stock dividends or sell any substantial amounts of assets. Also, American Capitol is subject to minimum statutory earnings and capital and surplus requirements during the loan term.

6.  REINSURANCE

On January 4, 1995, Family increased the amount of reinsurance on each of its life policies in force from 20% to 100%. The Company recorded a deferred gain on reinsurance of $2,500,404 and an increase in the reinsurance receivable of $2,795,030 on the transaction.

7.  SUPPLEMENTAL INFORMATION REGARDING CASH FLOWS

There were no cash payments made for federal income taxes during the three months ended March 31, 1995 and 1994.

Cash payments of $40,388 for interest expense were made during the three months ended March 31, 1995.

The following reflects assets acquired and liabilities assumed relative to the acquisition of Oakley-Metcalf by the Company, the consideration given for such acquisition and the net cash flow relative to such acquisition on February 2, 1995.

          Assets of acquired subsidiary         $ 4,393,403
          Liabilities of acquired subsidiary     (1,833,887)
                                                -----------
          Cost of acquisition                   $ 2,559,516
                                                ===========

          Cash paid for acquisition             $ 2,559 516
                                                ===========

          Net cash from acquisition:
          Cash paid for acquisition             $ 2,559,516
          Cash of acquired company                 (607,216)
                                                -----------
          Net cash required by acquisition      $ 1,952,300
                                                ===========

The reinsurance agreements entered into by the Company with an unaffiliated reinsurer covering 100% of each of Oakley-Metcalf's policies and the increase in the Family life policies from 20% to 100% were non cash transactions. The Company transferred assets of $2,023,654 and liabilities of $4,612,792 and recognized a deferred gain on the reinsurance of $2,589,138 to be amortized over the life of the policies.

                 FORTUNE NATIONAL CORPORATION AND SUBSIDIARIES

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SIGNIFICANT TRANSACTIONS

As noted in the 1994 Annual Report to Stockholders, the Company acquired three life insurance companies during 1994. One of the acquisitions, which was completed on August 31, 1994, was a material transaction.

On January 4, 1995, the Company increased the reinsurance on each of the life policies in force in the life insurance subsidiary acquired August 31, 1994 from 20% to 100%. The Company recorded a deferred gain on reinsurance of $2,500,404 and an increase in the reinsurance receivable of $2,795,030 on the transaction.

On February 2, 1995, the Company, through one of its life insurance subsidiaries, acquired a small life insurance company, Oakley-Metcalf Insurance Company, for cash of approximately $2.6 million.

RESULTS OF OPERATIONS

Premiums and other considerations more than tripled in the first quarter of 1995 in comparison to the first quarter of 1994. The increase in premiums is attributable to the life insurance premiums, net of reinsurance, from the acquisitions noted above.

Net investment income increased 29% in the first quarter of 1995 in comparison to the first quarter of 1994. The increase in the invested asset base resulting from the acquisitions noted above resulted in the higher level of net investment income.

The amortization of the deferred gain on reinsurance increased by $103,629 in the first quarter of 1995 in comparison to the first quarter of 1994. Of the four acquisitions noted above, as of March 31, 1995, the Company had fully reinsured the acquired life policies of three of the acquired companies with a reinsurance company. The reinsurance transactions resulted in total deferred gains in excess of $3 million. The amortization of these gains resulted in the increased amortization income in the first quarter of 1995.

The Company retains the administration of the reinsured policies, for which it receives an expense allowance from the reinsurance company. The reinsurance transactions noted above resulted in a 24% increase in the reinsurance expense allowance in the first quarter of 1995 compared to the first quarter of 1994.

Total policy benefits (i.e., death benefits and other benefits) were 34% of total revenue for the first quarter of 1995 compared to 30% of total revenue for the first quarter of 1994. The Company experienced higher than anticipated death claims during the first quarter of 1995. Due to the relatively small number of policies in force with the Company, there can be fairly wide swings in the volume of policy benefits incurred.

Total expenses (i.e., total benefits and expenses less total policy benefits) were 64% of total revenue for the first quarter of 1995 compared to 57% of total revenue for the first quarter of 1994. General expenses for the first quarter of 1995 included approximately $72,000 in non-recurring actuarial charges related to consultations on the Company's acquisition program and approximately $35,000 in expense related to the settlement of a policy dispute.

Due to the higher level of death claims and the unusual expenses noted above, income before federal income taxes was $75,641 lower in the first quarter of 1995 compared to the first quarter of 1994.

As a result of the reinsurance transaction that increased the reinsurance on each of the life policies in force in the life insurance subsidiary acquired August 31, 1994 from 20% to 100%, the Company incurred current federal income taxes of approximately $920,000.

Offsetting the increase in the current federal income tax expense, the reinsurance transaction noted above resulted in a deferred federal income tax benefit. The benefit related to the reinsurance transaction was the majority of the total deferred federal income tax benefit recorded in the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

On January 31, 1995, the Company repaid a $5 million surplus debenture issued to the seller of the life insurance company acquired by the Company on August 31, 1994. At the time it was acquired, the life insurance company had a $3.3 million note payable outstanding. This note was also repaid on January 31, 1995.

The Company borrowed $1.5 million from a bank on January 31, 1995 as a source of funds to repay the $5 million surplus debenture noted above. The note matures April 30, 1996 and renews April 30 of each year thereafter. The note bears interest at a rate equal to the base rate of a bank plus 1%. Principal payments on the note of $62,500 are due quarterly beginning April 30, 1995. The note is secured by a pledge of all of the outstanding shares of American Capitol Insurance Company ("American Capitol") owned by Acap Corporation ("Acap"), the majority-owned subsidiary of the Company. The loan agreement contains certain restrictions and financial covenants. Without the written consent of the bank, Acap may not incur any debt, pay common stock dividends or sell any substantial amounts of assets. Also, American Capitol is subject to minimum statutory earnings and capital and surplus requirements during the loan term.

During the first quarter of 1995, there was an improvement in net unrealized investment losses of $492,105. The improvement in invested asset values was primarily the result of a decline in market interest rates during the quarter. While the Company reported net unrealized investment losses of $27,922 at March 31, 1995, it is not anticipated that the Company will need to liquidate investments prior to their projected maturities in order to meet its cash flow requirements. The Company had positive cash flows from operating activities during the first quarter of 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-QSB for the quarter ended March 31, 1995 to be signed on its behalf by the undersigned thereunto duly authorized.


FORTUNE NATIONAL CORPORATION


Date:   May 12, 1995


   /S/ William F. Guest
By:________________________________
   William F. Guest, President


   /S/ John D. Cornett
By:________________________________
   John D. Cornett, Treasurer
   (Principal Accounting Officer)