Form 10QSB
period 1995-06-30
FORTUNE NATIONAL CORP
filed 1995-08-11
CIK 38240

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  Form 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934
For the quarterly period ended June 30, 1995


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT For the transition period from ____________ to ____________

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
[x] Yes [ ] No.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                   OUTSTANDING AT AUGUST 10, 1995
              -----                   ------------------------------

  Common Stock, Par Value $1.00                  2,616,984


     This Form 10-QSB contains a total of 14 pages, including any exhibits.

                 FORTUNE NATIONAL CORPORATION AND SUBSIDIARIES

                                  FORM 10-QSB

                                     INDEX


                                               Page No.
                                               --------
Part I.  Financial Information:

Item 1.  Financial Statements

         Condensed Consolidated Balance
           Sheet - June 30, 1995 (Unaudited)         3

         Condensed Consolidated Statements of
           Operations - Six Months Ended
           June 30, 1995 and 1994 (Unaudited)        5

         Condensed Consolidated Statements of
           Operations - Three Months Ended
           June 30, 1995 and 1994 (Unaudited)        6

         Condensed Consolidated Statements of
           Cash Flows - Six Months Ended
           June 30, 1995 and 1994 (Unaudited)        7

         Notes to Condensed Consolidated
           Financial Statements (Unaudited)          8

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                               10

Part II. Other Information:

Item 6.  Exhibit 27-Financial Data Schedule         14

                     PART I. ITEM 1. FINANCIAL INFORMATION

                 FORTUNE NATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1995
                                  (UNAUDITED)



     ASSETS

INVESTMENTS:
  Fixed maturities available for sale    $28,768,144
  Equity securities (at market)              176,885
  Mortgage loans                             792,278
  Real estate                              1,957,150
  Policy loans                             6,827,197
  Short-term investments                   1,696,355
                                         -----------
     Total investments                    40,218,009


Accrued investment income                    533,228

Reinsurance receivable                    33,817,485

Accounts receivable (less allowance
  for uncollectible accounts of
  $82,824)                                   188,583

Deferred policy acquisition costs          1,838,116

Property and equipment
  (less accumulated depreciation of
  $523,170)                                   85,477

Costs in excess of net assets of
  acquired business (less accumulated
  amortization of $1,545,852)              3,238,075

Other assets                                 969,805
                                         -----------
                                         $80,888,778
                                         ===========

         See accompanying notes to consolidated financial statements.


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Policy liabilities:
    Future policy benefits                $64,993,362
    Contract claims                           607,869
                                          -----------
                                           65,601,231

  Other policyholders' funds                1,764,021

  Federal income tax payable
    Current                                   460,004
    Deferred                                  895,953

  Deferred gain on reinsurance              2,174,474

  Note payable                              1,437,500

  Other liabilities                           748,695
                                          -----------

     Total liabilities                     73,081,878
                                          -----------

Minority interest                           1,840,498
                                          -----------

Preferred stock of subsidiary               1,850,000
                                          -----------

STOCKHOLDERS' EQUITY:
  Common stock, par value $1 per share,
    authorized 4,000,000 shares,
    issued 2,804,445 shares                 2,804,445

  Additional paid-in capital                5,136,435

  Accumulated deficit                      (4,246,363)

  Treasury stock, at cost, 187,461 shares    (147,465)

  Net unrealized investment gains, net
    of taxes of $465,053                      569,350
                                          -----------

     Total stockholders' equity             4,116,402
                                          -----------
                                          $80,888,778
                                          ===========

         See accompanying notes to consolidated financial statements.

                 FORTUNE NATIONAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)

                                                 1995         1994
                                             -----------   ---------
REVENUES:
   Premiums and other considerations         $   990,745     332,078

   Net investment income                         739,909     573,850

   Net realized investment gains                   5,859      31,699

   Reinsurance expense allowance                 971,272     811,547

   Amortization of deferred gain (loss)
     on reinsurance                              183,244     (53,242)

   Other income                                   57,993      33,693
                                             -----------   ---------

     Total revenues                            2,949,022   1,729,625
                                             -----------   ---------


BENEFITS AND EXPENSES:
   Death benefits                                208,138      43,312

   Other benefits                                912,693     437,255

   Commissions and general expenses            1,402,557     958,273

   Interest expense                              101,423          --

   Amortization of deferred policy
     acquisition costs                            56,739      19,203

   Amortization of costs in excess of net
     acquired business                           106,774      84,194
                                             -----------   ---------

     Total benefits and expenses               2,788,324   1,542,237
                                             -----------   ---------

Income before federal income tax
  expense and minority interest in
  losses (earnings) of subsidiary                160,698     187,388

Federal income tax expense (benefit)
  Current                                      1,018,864      49,526
  Deferred                                    (1,038,019)    226,776
                                             -----------   ---------

Income (loss) before minority interest
  in losses (earnings) of subsidiary             179,853     (88,914)

Preferred dividends of subsidiary                 63,312      47,117

Minority interest in losses (earnings)
 of subsidiary                                   (85,219)     12,420
                                             -----------   ---------

Net income (loss)                            $    31,322    (123,611)
                                             ===========   =========

Net income (loss) per common share:          $       .01        (.05)
                                             ===========   =========

         See accompanying notes to consolidated financial statements.

                 FORTUNE NATIONAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)

                                                1995        1994
                                             ----------   -------
REVENUES:
   Premiums and other considerations         $  544,251   189,230

   Net investment income                        343,518   267,569

   Net realized investment gains (losses)          (388)   31,699

   Reinsurance expense allowance                497,119   429,362

   Amortization of deferred gain (loss)
     on reinsurance                             105,924   (26,933)

   Other income                                  43,744    19,419
                                             ----------   -------

     Total revenues                           1,534,168   910,346
                                             ----------   -------


BENEFITS AND EXPENSES:
   Death benefits                                66,426     4,458

   Other benefits                               572,525   229,194

   Commissions and general expenses             644,708   545,728

   Interest expense                              36,788        --

   Amortization of deferred policy
     acquisition costs                           28,998     6,483

   Amortization of costs in excess of net
     acquired business                           53,387    42,098
                                             ----------   -------

     Total benefits and expenses              1,402,832   827,961
                                             ----------   -------

Income before federal income tax
  expense and minority interest in losses
  of subsidiary                                 131,336    82,385

Federal income tax expense
  Current                                         8,288    24,763
  Deferred                                      177,782    98,381
                                             ----------   -------

Loss before minority interest in losses
  of subsidiary                                 (54,734)  (40,759)

Preferred dividends of subsidiary                32,393    23,559

Minority interest in losses of
  subsidiary                                      9,943     4,867
                                             ----------   -------

Net loss                                     $  (77,184)  (59,451)
                                             ==========   =======

Net loss per common share:                   $     (.03)     (.02)
                                             ==========   =======

         See accompanying notes to consolidated financial statements.

                 FORTUNE NATIONAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                    INCREASE (DECREASE) IN CASH (UNAUDITED)

                                                  1995                  1994
                                               -----------           ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) from operations            $    31,322             (123,611)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
  Depreciation and amortization                     (2,511)             188,607
  Realized gains on sale of investments             (5,859)             (31,699)
  Deferred federal income tax expense
   (benefit)                                    (1,038,018)             226,776
  Decrease in reinsurance receivable               917,326              524,889
  Decrease in accrued investment income             56,221                5,775
  Increase in accounts receivable                 (160,994)              (2,403)
  Decrease (increase) in other assets                3,221              (15,680)
  Decrease in future policy benefits               (63,057)             (36,076)
  Decrease in contract claims                      (73,718)            (126,610)
  Increase (decrease) in other
   policyholders' funds                             24,526               (9,519)
  Increase (decrease) in other liabilities         307,106              (17,093)
  Increase (decrease) in minority interest          49,097              (39,303)
                                               -----------           ----------

Net cash provided by operating activities           44,662              544,053
                                               -----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investments and
   principal repayments on mortgage loans        1,074,964            1,921,868
  Purchases of investments                      (3,725,420)          (1,896,020)
  Net decrease in policy loans                     125,416               79,353
  Net decrease (increase) in short-term
   investments                                  11,436,715              (67,401)
  Purchase of property and equipment               (24,746)              (3,671)
  Purchase of subsidiary, net of cash
   acquired                                     (1,952,300)            (169,555)
                                               -----------           ----------
Net cash provided (used) by investing
 activities                                      6,934,629             (135,426)
                                               -----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of note payable         1,500,000                   --
  Principal payments on notes payable           (8,362,500)                  --
  Deposits on policy contracts                     641,340              497,198
  Withdrawals from policy contracts             (1,143,417)            (922,794)
                                               -----------           ----------
Net cash used in financing activities           (7,364,577)            (425,596)
                                               -----------           ----------

Net decrease in cash                              (385,286)             (16,969)
Cash at beginning of period                        385,286               62,564
                                               -----------           ----------
Cash at end of period                          $        --               45,595
                                               ===========           ==========

         See accompanying notes to consolidated financial statements.

                 FORTUNE NATIONAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of June 30, 1995 and the condensed consolidated statements of operations and cash flows for the six month periods ended June 30, 1995 and 1994, have been prepared by Fortune National Corporation (the "Company"), without audit. In the opinion of management, all adjustments (which, except as may be noted below, include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at June 30, 1995 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Annual Report to Stockholders. The results of operations for the six month periods ended June 30, 1995 and 1994 are not necessarily indicative of the operating results for the full year.

2.  EARNINGS PER SHARE

Earnings per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding (2,616,984 at June 30, 1995 and June 30, 1994).

3.  STOCKHOLDERS' EQUITY

During the six months ended June 30, 1995, stockholders' equity changed for the following items: Increase in net unrealized investment gains of $1,089,377 and net income of $31,322.

4.  ACQUISITIONS

On February 2, 1995, the Company acquired 100% of the common stock of Oakley-Metcalf Insurance Company ("Oakley-Metcalf"), a Texas-domiciled life insurance company. The consideration paid for the stock of Oakley-Metcalf was cash in the amount of $2,559,516. Concurrent with the acquisition of Oakley-Metcalf, the Company fully reinsured all of Oakley-Metcalf's policies (approximately 3,000 policies) with an unaffiliated life insurance company. The obligations of this reinsurer under the related reinsurance agreement are secured by a trust containing a $450,000 letter of credit. In connection with the reinsurance agreement, Oakley-Metcalf transferred assets of $560,683 and liabilities of $653,006 and recognized a deferred gain on reinsurance of $92,323.

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

6.  REINSURANCE

On January 4, 1995, Family increased the amount of reinsurance on each of its life policies in force from 20% to 100%. The Company recorded a deferred gain on reinsurance of $2,518,234 and an increase in the reinsurance receivable of $2,809,418 on the transaction.

7.  SUPPLEMENTAL INFORMATION REGARDING CASH FLOWS

Cash payments of $558,924 and $49,526 for federal income taxes were made for the six months ended June 30, 1995 and 1994.

Cash payments of $348,262 for interest expense were made during the six months ended June 30, 1995.

The following reflects assets acquired and liabilities assumed relative to the acquisition of Oakley-Metcalf by the Company, the consideration given for such acquisition and the net cash flow relative to such acquisition on February 2, 1995.

    Assets of acquired subsidiary         $ 4,393,403
    Liabilities of acquired subsidiary     (1,833,887)
                                          -----------
    Cost of acquisition                   $ 2,559,516
                                          ===========

    Cash paid for acquisition             $ 2,559,516
                                          ===========

    Net cash from acquisition:
    Cash paid for acquisition             $ 2,559,516
    Cash of acquired company                 (607,216)
                                          -----------
    Net cash required by acquisition      $ 1,952,300
                                          ===========

The reinsurance agreements entered into by the Company with an unaffiliated reinsurer covering 100% of each of Oakley-Metcalf's policies and the increase in the Family life policies from 20% to 100% were non cash transactions. The Company transferred assets of $2,023,654 and liabilities of $4,634,211 and recognized a deferred gain on the reinsurance of $2,610,557 to be amortized over the life of the policies.

                          FORTUNE NATIONAL CORPORATION

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT TRANSACTIONS

As noted in the 1994 Annual Report to Stockholders, the Company acquired three life insurance companies during 1994. One of the acquisitions, which was completed on August 31, 1994, was a material transaction.

On January 4, 1995, the Company increased the reinsurance on each of the life policies in force in the life insurance subsidiary acquired August 31, 1994 from 20% to 100%. The Company recorded a deferred gain on reinsurance of $2,518,234 and an increase in the reinsurance receivable of $2,809,418 on the transaction.

On February 2, 1995, the Company, through one of its life insurance subsidiaries, acquired a small life insurance company, Oakley-Metcalf Insurance Company, for cash of approximately $2.6 million.

RESULTS OF OPERATIONS

Premiums and other considerations were 198% higher in the first half of 1995 in comparison to the first half of 1994. Premiums and other considerations were 188% higher in the second quarter of 1995 in comparison to the second quarter of 1994. The increase in premiums is primarily attributable to the life insurance premiums, net of reinsurance, from the acquisitions noted above. In addition, during 1995 the Company received approximately $500,000 in single premiums related to the conversion of three trust-funded prepaid funeral service plans to insurance-funded plans.

Net investment income increased 29% in the first half of 1995 in comparison to the first half of 1994 and increased 28% in the second quarter of 1995 in comparison to the second quarter of 1994. The increase in the invested asset base resulting from the acquisitions noted above resulted in the higher level of net investment income.

The amortization of the deferred gain on reinsurance increased by $236,486 in the first half of 1995 in comparison to the first half of 1994 and by $132,857 in the second quarter of 1995 in comparison to the second quarter of 1994. Of the four acquisitions noted above, the Company fully reinsured the acquired life policies of three of the acquired companies with a reinsurance company. The reinsurance transactions resulted in total deferred gains in excess of $3 million. The amortization of these gains resulted in the increased amortization income in 1995.

The Company retains the administration of the reinsured policies, for which it receives an expense allowance from the reinsurance company. The reinsurance transactions noted above resulted in a

20% increase in the reinsurance expense allowance in the first half of 1995 compared to the first half of 1994 and a 16% increase in the reinsurance expense allowance in the second quarter of 1995 compared to the second quarter of 1994.

Total policy benefits (i.e., death benefits and other benefits) were 38% of total revenue for the first half of 1995 compared to 28% of total revenue for the first half of 1994. Total policy benefits were 42% of total revenue for the second quarter of 1995 compared to 26% of total revenue for the second quarter of 1994. The higher ratio of total policy benefits to total revenue in 1995 is attributable in part to increased mortality experience. Another significant factor in the higher ratio is the composition of the acquired business. One of the acquired companies is in the insurance-funded prepaid funeral services business. Higher reserve requirements due to higher average attained ages in this type of business result in a higher benefit to revenue ratio.

Total expenses (i.e., total benefits and expenses less total policy benefits) were 57% of total revenue for the first half of 1995 compared to 61% of total revenue for the first half of 1994. Total expenses were 50% of total revenue for the second quarter of 1995 compared to 65% of total revenue for the second quarter of 1994. The improved expense ratio is the result of economies of scale from the acquisition activity noted above.

As a result of the higher revenues resulting from the acquired business and economies of scale, pre-tax operating income was 59% higher during the second quarter of 1995 in comparison to the same period in 1994. During the first quarter of 1995, the Company had experienced a high level of death claims and some significant non-recurring expenses. Consequently, pre-tax operating income for the first half of 1995 was 14% lower than that of the first half of 1994.

As a result of the 1995 reinsurance transaction that increased the reinsurance on each of the life policies in force in the life insurance subsidiary acquired August 31, 1994 from 20% to 100%, the Company incurred current federal income taxes of approximately $920,000.

Offsetting the increase in the current federal income tax expense, the reinsurance transaction noted above resulted in a deferred federal income tax benefit. The benefit related to the reinsurance transaction was the majority of the total deferred federal income tax benefit recorded in 1995.

LIQUIDITY AND CAPITAL RESOURCES

On January 31, 1995, the Company repaid a $5 million surplus debenture issued to the seller of the life insurance company acquired by the Company on August 31, 1995. At the time it was acquired, the life insurance company had a $3.3 million note payable outstanding. This note was also repaid on January 31, 1995.

The Company borrowed $1.5 million from a bank on January 31, 1995 as a source of funds to repay the $5 million surplus debenture noted above. The note matures April 30, 1996 and renews April 30 of each year thereafter. The note bears interest at a rate equal to the base rate of a bank plus 1%. Principal payments on the note of $62,500 are due quarterly, with the first payment made April 30, 1995. The note is secured by a pledge of all of the outstanding shares of American Capitol Insurance Company ("American Capitol") owned by Acap Corporation ("Acap"). The loan agreement contains certain restrictions and financial covenants. Without the written consent of the bank, Acap may not incur any debt, pay common stock dividends or sell any substantial amounts of assets. Also, American Capitol is subject to minimum statutory earnings and capital and surplus requirements during the loan term.

The operating activity of the Company takes place within Acap and the insurance subsidiaries. Fortune, at the parent level, has no independent source of funds to meet its cash needs. Acap is covering certain expenses of Fortune that are incurred prior to the year 1996. Fortune is exploring alternatives for meeting its cash needs, which are typically quite small in any one year, arising in 1996 and beyond.

During the first half of 1995, there was an improvement in net unrealized investment losses of $1,089,377. The improvement in invested asset values was primarily the result of a decline in market interest rates during the quarter. While the Company reported net unrealized investment gains of $569,350 at June 30, 1995, it is not anticipated that the Company will liquidate investments prior to their projected maturities in order to meet cash flow requirements. The Company had positive cash flows from operating activities during the first half of 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report of Form 10-QSB for the quarter ended June 30, 1995 to be signed on its behalf by the undersigned thereunto duly authorized.


FORTUNE NATIONAL CORPORATION

Date:   August 10, 1995


By:/s/ William F. Guest
   --------------------------------
   William F. Guest, President



By:/s/ John D. Cornett
   --------------------------------
   John D. Cornett, Treasurer
   (Principal Accounting Officer)