Form 10QSB
period 1995-09-30
FORTUNE NATIONAL CORP
filed 1995-11-13
CIK 38240

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1995


/ /     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
For the transition period from ____________ to ____________

Commission file number 0-6869

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
[x] Yes     / / No.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                            OUTSTANDING AT NOVEMBER 9, 1995
           -----                            -------------------------------
Common Stock, Par Value $1.00                            2,616,984



     This Form 10-QSB contains a total of 14 pages, including any exhibits.

                 FORTUNE NATIONAL CORPORATION AND SUBSIDIARIES

                                  FORM 10-QSB

                                     INDEX


                                                            Page No.
                                                            --------
Part I.        Financial Information:

     Item 1.   Financial Statements

               Condensed Consolidated Balance
                Sheet - September 30, 1995 (Unaudited)          3

               Condensed Consolidated Statements of
                Operations - Nine Months Ended
                September 30, 1995 and 1994 (Unaudited)         5

               Condensed Consolidated Statements of
                Operations - Three Months Ended
                September 30, 1995 and 1994 (Unaudited)         6

               Condensed Consolidated Statements of
                Cash Flows - Nine Months Ended
                September 30, 1995 and 1994 (Unaudited)         7

               Notes to Condensed Consolidated
                Financial Statements (Unaudited)                8

     Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                     10

Part II.       Other Information:

     Item 6.   Exhibit 27-Financial Data Schedule              14

                     PART I. ITEM 1. FINANCIAL INFORMATION

                 FORTUNE NATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1995
                                  (UNAUDITED)


     ASSETS

Investments:

  Fixed maturities available for sale    $29,746,651
  Equity securities (at market)               11,699
  Mortgage loans                             755,053
  Real estate                              1,946,644
  Policy loans                             6,723,699
  Short-term investments                     924,619
                                         -----------
     Total investments                    40,108,365


Accrued investment income                    481,882

Reinsurance receivable                    33,810,993

Accounts receivable (less allowance
  for uncollectible accounts of
  $82,868)                                   116,424

Deferred policy acquisition costs          1,810,190

Property and equipment
  (less accumulated depreciation of
  $534,272)                                   74,374

Costs in excess of net assets of
  acquired business (less accumulated
  amortization of $1,599,237)              3,184,690

Other assets                               1,136,289
                                         -----------
                                         $80,723,207
                                         ===========


See accompanying notes to consolidated financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

  Policy liabilities:
    Future policy benefits                   $65,048,981
    Contract claims                              736,520
                                             -----------
                                              65,785,501

  Other policyholders' funds                   1,740,804

  Other liabilities                              869,094

  Federal income tax payable:
    Current                                      260,076
    Deferred                                     970,106

  Deferred gain on reinsurance                 2,149,199

  Note payable                                 1,375,000
                                             -----------

     Total liabilities                        73,149,780
                                             -----------


Minority interest                              1,765,006
                                             -----------

Preferred stock of subsidiary                  1,850,000
                                             -----------

STOCKHOLDERS' EQUITY:
  Common stock, par value $1 per share,
    authorized 4,000,000 shares,
    issued 2,804,445 shares                    2,804,445

  Additional paid-in capital                   5,136,435

  Accumulated deficit                         (4,384,579)

  Treasury stock, at cost, 187,461 shares       (147,465)

  Net unrealized investment gains, net of
    taxes of $377,268                            549,585
                                             -----------

     Total stockholders' equity                3,958,421
                                              ----------

                                              $80,723,207
                                              ===========


See accompanying notes to consolidated financial statements.

                 FORTUNE NATIONAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)

                                                 1995         1994
                                             ------------  ----------
REVENUES:
   Premiums and other considerations          $1,284,056     586,817

   Net investment income                       1,083,647   1,055,381

   Net realized investment gains                 146,954   1,467,244

   Reinsurance expense allowance               1,441,974   1,230,759

   Amortization of deferred gain (loss)
     on reinsurance                              208,519     (80,934)

   Other income                                   77,577      36,258
                                              ----------   ---------

     Total revenues                            4,242,727   4,295,525
                                              ----------   ---------


BENEFITS AND EXPENSES:
   Death benefits                                456,355     190,441

   Other benefits                                991,115     637,561

   Commissions and general expenses            2,012,519   1,467,133

   Interest expense                              137,822      16,742

   Amortization of deferred policy
     acquisition costs                            84,665      33,457

   Amortization of costs in excess of net
     acquired business                           160,159     133,891
                                              ----------   ---------

   Total benefits and expenses                 3,842,635   2,479,225
                                              ----------   ---------

Income before federal income tax
  expense (benefit) and minority
  interest in earnings of subsidiary             400,092   1,816,300

Federal income tax expense (benefit):
  Current                                        987,803     283,970
  Deferred                                      (616,006)    213,880
                                              ----------   ---------

Income before minority interest
  in earnings of subsidiary                       28,295   1,318,450

Preferred dividends of subsidiary                 95,705      72,888

Minority interest in earnings of
 subsidiary                                      (39,485)   (508,793)
                                              ----------   ---------

Net income (loss)                             $ (106,895)    736,769
                                              ==========   =========

Net income (loss) per common share:                $(.04)        .28
                                              ==========   =========

See accompanying notes to consolidated financial statements.

                 FORTUNE NATIONAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)

                                               1995         1994
                                            -----------  ----------
REVENUES:
   Premiums and other considerations        $  293,311     254,739

   Net investment income                       343,738     481,531

   Net realized investment gains               141,095   1,435,545

   Reinsurance expense allowance               470,702     419,212

   Amortization of deferred gain (loss)
     on reinsurance                             25,275     (27,692)

   Other income                                 19,584       2,565
                                            ----------   ---------

     Total revenues                          1,293,705   2,565,900
                                            ----------   ---------


BENEFITS AND EXPENSES:
   Death benefits                              248,217     147,129

   Other benefits                               78,422     200,306

   Commissions and general expenses            609,962     508,863

   Interest expense                             36,399      16,742

   Amortization of deferred policy
     acquisition costs                          27,926      14,254

   Amortization of costs in excess of
     net acquired business                      53,385      49,694
                                            ----------   ---------

     Total benefits and expenses             1,054,311     936,988
                                            ----------   ---------

Income before federal income tax expense
  (benefit) and minority interest in
  (earnings) losses of subsidiary              239,394   1,628,912

Federal income tax expense (benefit):
  Current                                      (31,061)    234,444
  Deferred                                     422,013     (12,896)
                                            ----------   ---------

Income (loss) before minority interest
  in (earnings) losses of subsidiary          (151,558)  1,407,364

Preferred dividends of subsidiary               32,393      25,771

Minority interest in (earnings) losses
  of subsidiary                                 45,734    (521,213)
                                            ----------   ---------

Net income (loss)                           $ (138,217)    860,380
                                            ==========   =========

Net income (loss) per common share:              $(.05)        .33
                                            ==========   =========

See accompanying notes to consolidated financial statements.

                 FORTUNE NATIONAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                    INCREASE (DECREASE) IN CASH (UNAUDITED)


                                                       1995               1994
                                                   ------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) from operations                    $  (106,895)      736,769
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
   Depreciation and amortization                           64,321       370,785
   Realized gains on sales of investments                (146,954)   (1,467,244)
   Deferred federal income tax expense
   (benefit)                                             (616,006)      213,880
   Increase (decrease) in accrued investment
    income                                                107,567        (5,700)
   Decrease in reinsurance receivable                     923,818       742,074
   Decrease (increase) in accounts receivable             (94,319)        5,875
   Decrease (increase) in other assets                   (168,915)      490,459
   Increase in future policy benefits                     229,304        39,376
   Increase (decrease) in contract claims                  54,933      (142,366)
   Increase (decrease) in other
    policyholders' funds                                   57,803       (12,855)
   Increase (decrease) in other liabilities               (27,857)      283,780
   Increase (decrease) in minority interest               (15,118)      467,206
                                                      -----------   -----------

Net cash provided by operating activities                 261,682     1,722,039
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales of investments and
  principal repayments on mortgage loans                2,515,710     4,097,085
 Purchases of investments                              (5,959,178)  (10,769,098)
 Net decrease in policy loans                             228,914       141,585
 Net decrease in short-term investments                12,208,451     6,262,740
 Purchases of property and equipment                      (24,746)      (14,497)
 Purchase of subsidiary, net of cash
  acquired                                             (1,952,300)      564,355
                                                      -----------   -----------

Net cash provided by investing activities               7,016,851       282,170
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of note payable                 1,500,000            --
 Principal payments on notes payable                   (8,425,000)           --
 Deposits on policy contracts                           1,015,983       754,624
 Withdrawals from policy contracts                     (1,754,802)   (1,329,221)
                                                      -----------   -----------

Net cash used in financing activities                  (7,663,819)     (574,597)
                                                      -----------   -----------

Net increase (decrease) in cash                          (385,286)    1,429,612
Cash at beginning of period                               385,286        62,564
                                                      -----------   -----------
Cash at end of period                                 $        --     1,492,176
                                                      ===========   ===========

See accompanying notes to consolidated financial statements.

                 FORTUNE NATIONAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of September 30, 1995 and the condensed consolidated statements of operations and cash flows for the three and nine month periods ended September 30, 1995 and 1994, have been prepared by Fortune National Corporation (the "Company"), without audit. In the opinion of management, all adjustments (which, except as may be noted below, include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at September 30, 1995 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 Annual Report to Stockholders. The results of operations for the three and nine month periods ended September 30, 1995 and 1994 are not necessarily indicative of the operating results for the full year.

2.  EARNINGS PER SHARE

Earnings per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding (2,616,984 at September 30, 1995 and September 30, 1994).

3.  STOCKHOLDERS' EQUITY

During the nine months ended September 30, 1995, stockholders' equity changed for the following items: increase in net unrealized investment gains of $1,069,612; and net loss of $106,895.

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

                 FORTUNE NATIONAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


5.  NOTE PAYABLE

On January 31, 1995, as a source of funds to repay the $5 million surplus debenture issued in connection with the acquisition of Family Life Insurance Company ("Family"), the Company's subsidiary, Acap Corporation ("Acap") borrowed $1.5 million from Central National Bank of Waco, Texas. The note is renewable by the bank each April 30 until fully repaid. The note bears interest at a rate equal to the base rate of a bank plus 1%. Principal payments on the note of $62,500 are due quarterly beginning April 30, 1995. The note is secured by the Company's pledge of all the outstanding shares of Acap's subsidiary, American Capitol Insurance Company ("American Capitol"). The loan agreement contains certain restrictions and financial covenants. Without the written consent of the bank, Acap may not incur any debt, pay common stock dividends or sell any substantial amounts of assets. Also, American Capitol is subject to minimum statutory earnings and capital and surplus requirements during the loan term.

6.  REINSURANCE

On January 4, 1995, Family increased the amount of reinsurance on each of its life policies in force from 20% to 100%. The Company recorded a deferred gain on reinsurance of $2,518,234 and an increase in the reinsurance receivable of $2,809,418 on the transaction.

7.  SUPPLEMENTAL INFORMATION REGARDING CASH FLOWS

Cash payments of $766,439 and $234,444 for federal income taxes were made for the nine months ended September 30, 1995 and 1994.

Cash payments of $384,662 for interest expense were made during the nine months ended September 30, 1995.

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

RESULTS OF OPERATIONS

Premiums and other considerations were 119% higher in the first nine months of 1995 in comparison to the first nine months of 1994. Premiums and other considerations were 15% higher in the third quarter of 1995 in comparison to the third quarter of 1994. The increase in premiums is primarily attributable to the life insurance premiums, net of reinsurance, from the acquisitions noted above. In addition, during the first half of 1995 the Company received approximately $500,000 in single premiums related to the conversion of three trust-funded prepaid funeral service plans to insurance-funded plans.

Net investment income was 3% higher in the first nine months of 1995 in comparison to the first nine months of 1994. The increase in the invested asset base resulting from the acquisitions noted above resulted in the higher level of net investment income. Net investment income was 29% lower in the third quarter of 1995 in comparison to the third quarter of 1994. The lower level of net investment income is primarily due to changes that occurred during the third quarter of 1994 regarding the Company's home office building. Until September 28, 1994, the Company had held a $2.3 million mortgage on the building earning 10%. On September 28, 1994, the owner sold the building to the Company for $1.1 million and paid off the remaining balance of the $2.3 million mortgage. The cash the Company received was reinvested at a rate lower than the mortgage's 10% rate. Also, to date the building has not yielded a 10% rate of return.
Further, during the third quarter of 1994 the owner of the building paid the Company back interest due from the first half of 1994. This combination of factors lead to higher investment income in the third quarter of 1994 than in the third quarter of 1995.

The Company has entered into an earnest money contract to sell the home office building and 4.4 acres of surrounding undeveloped land to a third party for $1.55 million, the book value of the property on the Company's books. If the transaction closes, it is expected that such closing will occur in December 1995. However, management cannot currently assess the likelihood of the completion of the sale.

As noted above, the $2.3 million mortgage on the Company's home office building was fully repaid in the third quarter of 1994. The Company had been holding a $1.45 million valuation allowance on the mortgage loan. The release of the valuation allowance coincident with the repayment of the loan resulted in a realized investment gain of $1.45 million.

During the third quarter of 1995, Trans-Western Life Insurance Company ("Trans-Western"), a subsidiary of the Company, transferred most of its business to Texas Imperial Life Insurance Company, another subsidiary of the Company. The Trans-Western "shell" was then sold to an unaffiliated third party. The Company realized a pre-tax investment gain of $50,000 on the sale of the Trans-Western stock.

The amortization of the deferred gain on reinsurance increased by $289,453 in the first nine months of 1995 in comparison to the first nine months of 1994 and by $52,967 in the third quarter of 1995 in comparison to the third quarter of 1994. Of the four acquisitions noted above, the Company fully reinsured the acquired life policies of three of the acquired companies with a reinsurance company. The reinsurance transactions resulted in total deferred gains in excess of $3 million. The amortization of these gains resulted in the increased amortization income in 1995.

The Company retains the administration of the reinsured policies, for which it receives an expense allowance from the reinsurance company. The reinsurance transactions noted above resulted in a 17% increase in the reinsurance expense allowance in the first nine months of 1995 compared to the first nine months of 1994 and a 12% increase in the reinsurance expense allowance in the third quarter of 1995 compared to the third quarter of 1994.

Given the distortion to revenues caused by the large realized investment gain in 1994, references below to "total revenue" mean total revenue excluding realized investment gains and losses.

Total policy benefits (i.e., death benefits and other benefits) were 35% of total revenue for the first nine months of 1995 compared to 29% of total revenue for the first nine months of 1994. The higher ratio of total policy benefits to total revenue for the first nine months of 1995 is attributable in part to increased mortality experience. Another significant factor in the higher ratio is the composition of the acquired business. One of the acquired companies is in the insurance-funded prepaid funeral services business. Higher reserve requirements due to higher average attained ages in this type of business result in a higher benefit to revenue ratio. Total policy benefits were 28% of total revenue for the third quarter of 1995 compared to 31% of total revenue for the third quarter of 1994. The decline in policy benefits is primarily attributable to the release of reserves held on terminated policies.

Total expenses (i.e., total benefits and expenses less total policy benefits) were 58% of total revenue for both the first nine months of 1995 and the first nine months of 1994. Total expenses were 63% of total revenue for the third quarter of 1995 compared to 52% of total revenue for the third quarter of 1994.

LIQUIDITY AND CAPITAL RESOURCES

On January 31, 1995, the Company repaid a $5 million surplus debenture issued to the seller of the life insurance company acquired by the Company on August 31, 1995. At the time it was acquired, the life insurance company had a $3.3 million note payable outstanding. This note was also repaid on January 31, 1995.

The Company borrowed $1.5 million from a bank on January 31, 1995 as a source of funds to repay the $5 million surplus debenture noted above. The note is renewable by the bank each April 30 until fully repaid. The note bears interest at a rate equal to the base rate of a bank plus 1%. Principal payments on the note of $62,500 are due quarterly, with the first payment made April 30, 1995. The note is secured by a pledge of all of the outstanding shares of American Capitol Insurance Company ("American Capitol") owned by Acap Corporation ("Acap"). The loan agreement contains certain restrictions and financial covenants. Without the written consent of the bank, Acap may not incur any debt, pay common stock dividends or sell any substantial amounts of assets. Also, American Capitol is subject to minimum statutory earnings and capital and surplus requirements during the loan term.

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

As noted in the 1994 Annual Report to Stockholders, the Company owned a $1,000,000 note issued by Dixie National Corporation scheduled to mature during 1995. The note was repaid in full on October 3, 1995.

During the first nine months of 1995, there was an improvement in net unrealized investment losses of $1,609,612. The improvement in invested asset values was primarily the result of a decline in market interest rates during the quarter. While the Company reported net unrealized investment gains of $549,585 at September 30, 1995, it is not anticipated that the Company will liquidate investments prior to their projected maturities in order to meet cash flow requirements.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report of Form 10-QSB for the quarter ended September 30, 1995 to be signed on its behalf by the undersigned thereunto duly authorized.


FORTUNE NATIONAL CORPORATION


Date:   November 9, 1995



By:/s/ William F. Guest
   --------------------------------
   William F. Guest, President



By:/s/ John D. Cornett
   --------------------------------
   John D. Cornett, Treasurer
   (Principal Accounting Officer)