Form 10KSB
period 1995-12-31
FORTUNE NATIONAL CORP
filed 1996-03-26
CIK 38240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  Form 10-KSB
(Mark One)
[x] ANNUAL REPORT under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
For the fiscal year ended:                   December 31, 1995

[ ] TRANSITION REPORT under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
For the transition period from ____________ to ____________

Commission file number 0-6869
                          Fortune National Corporation
                 (Name of small business issuer in its charter)
State of Incorporation:                            IRS Employer Id.:
     Pennsylvania                                      25-1229620
                     Address of Principal Executive Office:
                  10555 Richmond Avenue, Houston, Texas  77042

Issuer's telephone number, including area code:  (713) 974-2242
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $1.00 per share
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  [x]  Yes  [ ]   No.

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Revenues for the issuer for its most recent fiscal year were $5,166,842.

As of March 22, 1996, 2,616,984 shares of the registrant's Common Stock, excluding shares held in treasury, were issued and outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant on such date, based on the average of the closing bid and asked prices for such shares on such date, was $296,584.

                      DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part II, Items 5 - 7 of Form 10-KSB is incorporated by reference from the registrant's 1995 Annual Report to Stockholders. The information required by Part III, Items 9 - 12 of Form 10-KSB is incorporated by reference from the registrant's definitive information statement to be furnished in connection with the Annual Meeting of Stockholders to be held on or about May 6, 1996.

The Exhibit Index, Part IV, Item 13, is located on page 7 of this Form 10-KSB. This Form 10-KSB contains a total of 47 pages including any exhibits.

Transitional Small Business Disclosure Format (check one):
 [ ]   Yes  [x]   No

                                   PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Fortune National Corporation ("Fortune") was incorporated under the laws of the Commonwealth of Pennsylvania on March 22, 1971. Fortune's only significant asset is its holdings of 63.7% of the outstanding common stock of Acap Corporation ("Acap").

Acap was incorporated under the laws of the State of Delaware on March 18, 1985 by the management of American Capitol Insurance Company ("American Capitol") to become the parent or "holding company" of American Capitol.
Acap began operating in that capacity on October 31, 1985. Fortune acquired a majority interest in American Capitol in 1984. In the 1985 reorganization which resulted in American Capitol becoming a wholly-owned subsidiary of Acap, Fortune's majority interest in American Capitol was exchanged for an equivalent interest in Acap.

Unless the context otherwise requires, the term "Fortune" refers to the consolidated group of Fortune National Corporation and its subsidiaries.

Fortune is primarily engaged in the acquisition and servicing of existing blocks of life insurance policies. Since September 1994, the Company has marketed a small volume of final expense insurance and prearranged funeral service contracts. Through its life insurance subsidiaries, Fortune maintains a broad portfolio of individual life insurance policies and annuity contracts. Life insurance is the only industry segment material to the operations of Fortune.

InsCap Corporation ("InsCap"), a Delaware holding company, acquired a majority interest in Fortune on December 6, 1983. InsCap's only significant asset is its holdings of 63.4% of the outstanding common stock of Fortune.

Acquisition Strategy
--------------------

Fortune's strategy for achieving growth and profits is based upon the acquisition of blocks of existing life insurance policies through the direct purchase of such blocks or indirectly through the acquisition of life insurance companies. By acquiring blocks of life insurance directly or through the purchase of other life insurance companies, Fortune hopes to add "new" life policies to its books more economically than through marketing.

Generally, insurance companies can acquire policies in two ways; either by "purchasing" them policy by policy through marketing, or by buying an existing block of policies. Purchasing an existing block of business has the advantage that the policies have an established "history." That is, an existing block will have an established pattern of mortality and lapse experience. Also, the company selling the block of existing life policies has already absorbed the risks involved in marketing the life insurance products. In purchasing an existing block of policies, Fortune's strategy is to set the purchase price at the sum of the expected future profits of the block of policies discounted at a rate of return in excess of Fortune's cost of funds. Fortune then attempts to improve upon the rate of return by maintaining the acquired policies at a lower per policy cost than was used in the pricing assumptions and by realizing a higher investment yield on the acquired assets than was used in the pricing assumptions.

It also should be noted that the acquisition strategy has certain risks and disadvantages. Since the marketing of life insurance products generally involves greater risks than acquiring existing blocks of life insurance, the profit margins available through marketing may be greater than the margins available with respect to an acquired block of life insurance. Also, there are relatively few companies or blocks of business meeting Fortune's acquisition criteria that become available for purchase each year. Fortune's acquisition strategy requires Fortune to maintain the personnel, computer systems and physical properties necessary to accommodate large growth phases without the guarantee that such growth will occur.

Acquisitions to Date
--------------------

Prior to 1983, Fortune followed a traditional marketing strategy through its wholly-owned life insurance subsidiary, Fortune National Life Insurance Company. In conjunction with the change in control and associated change in management of Fortune in 1983 (such changes resulting from InsCap's purchase of a majority of the outstanding common stock), Fortune switched from a traditional marketing strategy to its current acquisition strategy. Acquisitions made since that time through December 31, 1995 include:

     American Capitol Insurance Company on July 2, 1984.

     Associated Companies, Inc. on January 13, 1989.

     Trans-Western Life Insurance Company, acquired February 25, 1994.

     Family Life Insurance Company of Texas, acquired August 31, 1994.

     Texas Imperial Life Insurance Company, acquired September 29, 1994.

     Oakley-Metcalf Insurance Company, acquired February 2, 1995.

Products and Markets
--------------------

The policies serviced by Fortune are primarily traditional whole life policies, interest-sensitive whole life policies, term life policies, stipulated premium whole life policies and flexible premium annuity contracts.

Traditional whole life policies are generally characterized by a uniform death benefit and a level periodic premium throughout the insured's lifetime. These policies combine a savings element with insurance protection. The savings element, called the cash value, builds at a fixed rate of interest and may be borrowed against by the policyholder and, if the policy terminates other than through the death of the insured, may be paid to the policyholder.

Fortune's interest-sensitive whole life policies also generally have a uniform death benefit and a level periodic premium. However, with these policies, the interest rate credited to the savings element of the policy may be varied at Fortune's option above a guaranteed minimum rate. The interest-sensitive policies also provide for a surrender charge in the event that the policyholder surrenders the policy during the first ten years following the issue date of the policy. Further, Fortune may vary below a guaranteed maximum the amount charged against the policy for expenses and mortality costs.

Term life policies generally offer pure insurance protection (i.e., no savings element) for a specified period. Such policies typically offer a conversion privilege, a renewal privilege, or both. Premiums typically are adjusted upon the exercise of either privilege.

Stipulated premium whole life policies are characterized by a uniform death benefit and a level periodic premium throughout the insured's lifetime, however, unlike traditional whole life policies, stipulated premium whole life policies have no cash value.

Flexible premium annuity contracts permit the annuitant to make deposits as he sees fit, and allow the annuitant to make withdrawals at his option, subject to deduction of applicable surrender charges. The annuity balance earns interest on a tax deferred basis at a rate that Fortune may change annually.

From mid-1985 until September 1994, the Company relied exclusively on its acquisition strategy and did not actively market new business. Since September 1994, the Company has marketed a small volume of final expense insurance and prearranged funeral service contracts. These policies are primarily written through independent funeral homes. The Company currently receives new business from approximately thirty funeral homes.

The following table sets forth information with respect to gross insurance in force and net premium income of Fortune during the past three years:


(Dollars in Thousands)       1995          1994           1993
----------------------      -----          ----           ----
Life insurance in force  $286,803       321,859        267,722
Premium income:
  Life                   $  1,828         1,350            848
  Annuity                     547           223            166
                         --------       -------        -------
    Total premiums       $  2,375         1,573          1,014
                         ========       =======        =======

The table below presents the direct collected premiums by major geographic area for the last three years:

(Dollars in Thousands)     1995           1994           1993
                           ----           ----           ----
Texas                     $ 4,573         2,414          1,225
Ohio                          550           614            682
Indiana                       457           503            551
Pennsylvania                  399           440            536
Michigan                      352           396            448
Other U.S.                  2,122         2,298          2,513
                          -------        ------          -----
Total                     $ 8,453         6,665          5,955
                          =======        ======          =====

The preceding tables include certain premium amounts which under Statement of Financial Accounting Standards No. 97 ("FAS 97") are credited to liability accounts and are not considered revenues, and exclude surrender charges that under FAS 97 are considered revenue. The premiums of Fortune affected by FAS 97 are the premiums on interest-sensitive whole life policies and annuity contracts.

Competition
------------

The life insurance industry is highly competitive. There are approximately 1,770 legal reserve life insurance companies in the United States. Although Fortune's acquisition strategy is not the standard strategy employed in the industry, Fortune must compete with a significant number of companies, both inside and outside the life insurance industry, when looking for an acquisition. Many of these companies have substantially greater financial resources and larger staffs than Fortune.

Fortune also must compete with a significant number of other life insurance companies to retain Fortune's existing block of policies. Many of these companies have broader and more diverse product lines together with active agency forces, and therefore, certain of Fortune's policyholders may be induced to replace their existing policies with those provided by Fortune's competitors.

Regulation
----------

The insurance subsidiaries of the Company are subject to regulation by the supervisory insurance agency of each state or other jurisdiction in which the insurance subsidiaries are licensed to do business. These supervisory agencies have broad administrative powers relating to the granting and revocation of licenses to transact business, the approval of policy forms, the form and content of mandatory financial statements, capital, surplus, reserve requirements and the types of investments that may be made. The insurance subsidiaries are required to file detailed reports with each supervisory agency, and its books and records are subject to examination by each. In accordance with the insurance laws of the State of Texas (the insurance subsidiaries' state of domicile) and the rules and practices of the National Association of Insurance Commissioners (the "NAIC"), the insurance subsidiaries are examined periodically by examiners from Texas.

Most states have enacted legislation or adopted administrative regulations covering such matters as the acquisition of control of insurance companies and transactions between insurance companies and the persons controlling them. The NAIC has recommended model legislation on these subjects that has been adopted, with variations, by many states. The nature and extent of the legislation and administrative regulations now in effect vary from state to state, and in most states prior administrative approval of the acquisition of control of an insurance company incorporated in the state, whether by tender offer, exchange of securities, merger or otherwise, is required, which process involves the filing of detailed information regarding the acquiring parties and the plan of acquisition.

The insurance subsidiaries are members of an "insurance holding company system" and are required to register as such with the State of Texas and file periodic reports concerning their relationships with the insurance holding company and other affiliates of the holding company. Material transactions between members of the holding company system are required to be "fair and reasonable" and in some cases are subject to administrative approval, and the books, accounts and records of each party are required to be so maintained as to clearly and accurately disclose the precise nature and details of the transactions. Notice to or approval by the State of Texas is required for dividends paid by the insurance subsidiaries.

Employees
-----------

At December 31, 1995, Fortune had a total of 29 employees. None of these employees is covered by a collective bargaining agreement. Fortune believes that it has excellent relations with its employees.

ITEM 2.  DESCRIPTION OF PROPERTIES.

The principal offices of the Company are located at 10555 Richmond Avenue, Houston, Texas 77042. The Company holds unencumbered title to a building containing approximately 50,000 square feet and approximately 6.6 acres of land at that location. The Company occupies approximately 20,000 square feet. Approximately 5,300 square feet of additional space is leased by unaffiliated tenants. The Company's offices are suitable for the conduct of its business and provide room for future growth. Management believes that the property is adequately covered by insurance.

The Company's investment policy prohibits making new investments in real estate without the prior approval of the Board of Directors. There are no plans to make any real estate investments in the foreseeable future. If the Company were interested in making a real estate investment, regulatory restrictions applicable to Texas life insurance companies would prohibit the life insurance subsidiaries from investing in real estate outside of the United States, in residential real estate, or in any property, other than home office property, that exceeds 5% of the insurer's statutory assets.

The Company owns and services first mortgage loans with aggregate principal balances at December 31, 1995 of $1,125,455. The Company's investment policy prohibits making new investments in mortgage loans without the prior approval of the Board of Directors. There are no plans to make any mortgage loan investments in the foreseeable future. If the Company were interested in making a mortgage loan investment, regulatory restrictions applicable to Texas life insurance companies would prohibit the life insurance subsidiaries from investing in mortgage loans on real estate outside of the United States, in other than first liens, or in any loan that exceeds 25% of the insurer's statutory capital and surplus.

ITEM 3.  LEGAL PROCEEDINGS.

Fortune and its subsidiaries are involved in various lawsuits and legal actions arising in the ordinary course of operations. Management is of the opinion that the ultimate disposition of these matters will not have a material adverse effect on Fortune's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the quarter ended December 31, 1995.


                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The required information regarding the market for the common equity of the Company and related stockholder matters is incorporated herein by reference from "Stockholder Information" on page 31 of Fortune's 1995 Annual Report to Stockholders.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference from "Management's Financial Analysis" on pages 3 - 9 of Fortune's 1995 Annual Report to Stockholders.

ITEM 7.  FINANCIAL STATEMENTS.

Financial statements and supplementary data are incorporated herein by reference from pages 10 - 29 of Fortune's 1995 Annual Report to Stockholders.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

None.


                                    PART III

The information required by Items 9-12 is incorporated by reference from Fortune's definitive information statement, which is to be filed pursuant to Regulation 14C.

                                    PART IV

ITEM 13.           EXHIBITS AND REPORTS ON  FORM 8-K.

(a)  Exhibits:

Exhibits                                    Location or
      Description                   Incorporation by Reference

3(a)(1)
Certificate of Incorporation of the         *Form 10Q dated March 31,
Registrant dated March 22, 1971              1991, page 12

3(a)(2)
Certificate of Amendment to Articles of     *Form 10Q dated March 31,
Incorporation of the Registrant dated       1991, page 15
June 16, 1977

3(b)
Bylaws of the Registrant, as amended        *Form 10KSB dated
                                            December 31, 1994, page 273
10(a)(1)
1988 American Capitol Insurance Company     *Form 10K dated December 31,
Key Employee Stock Option Plan              31, 1988, page 37

10(a)(2)
Form of Grant of Stock Option used in 1988  *Form 10K dated December 31,
American Capitol Insurance Company Key      1988, page 45
Employee Stock Option Plan

10(b)(1)
Agreement dated December 18, 1986 between   *Acap Corporation Form S4,
Acap Corporation and the Registrant         Amendment No. 2, Registration
                                            No. 33-27874

10(b)(2)
Amendment dated June 13, 1989 to Agreement  *Acap Corporation Form S4,
dated December 18, 1986 between Acap        Amendment No. 2, Registration
Corporation and the Registrant              No. 33-27874

10(c)(1)
Employment Contract between American       *Form 10KSB dated December 31,
Capitol Insurance Company and John D.      1994, page 275
Cornett

10(c)(2)
Stock Purchase Agreement between American   *Form 10KSB dated December 31,
Capitol Insurance Company and John D.       1994, page 288
Cornett

10(d)
Supplemental Disability Income Agreement    *Form 10Q dated September 30,
between American Capitol Insurance          1990, page 12
Company and William F. Guest

10(e)
Reinsurance Agreement between American      *Form 10KSB dated December 31,
Capitol Insurance Company and Crown Life    1993, page 10
Insurance Company effective December 31,
1992, as amended

10(f)
Stock Purchase Agreement for Family Life    *Form 8K dated August 31,
Insurance Company of Texas dated            1994, page 5
August 12, 1994

10(g)
$5,000,000 Surplus Debenture issued by      *Form 8K dated August 31,
American Capitol Insurance Company to       1994, page 72
John C. Bowden

10(h)
Guaranty Agreement and Collateral Pledge    *Form 8K dated August 31,
Agreement dated August 31, 1994 between     1994, page 75
Acap Corporation and John C. Bowden

10(i)
Reinsurance Agreement between Family Life   *Form 8K dated August 31,
Insurance Company of Texas and Alabama      1994, page 94
Reassurance Company effective
September 1, 1994

10(j)
Stock Purchase Agreement for Texas Imperial *Form 8K dated September 28,
Life Insurance Company dated August 2, 1994      1994, page 5

10(k)
Stock Purchase Agreement for Imperial Plan, *Form 8K dated September 28,
Inc. dated August 2, 1994                   1994, page 73

10(l)
Employment Agreement between Texas Imperial *Form 8K dated September 28, Life Insurance Company and Richard M. Ridley 1994, page 82

Exhibits                                    Location or
      Description                   Incorporation by Reference

10(m)
Stock Purchase Agreement for Trans-Western  *Form 10KSB dated December 31,
Life Insurance Company                      1994, page 43

10(n)
Reinsurance Agreement effective March 1,    *Form 10KSB dated December 31,
1994 between Trans-Western Life Insurance   1994, page 111
Company and Alabama Reassurance Company

10(o)
Stock Purchase Agreement for Oakley-Metcalf *Form 10KSB dated December 31,
Insurance Company                           1994, page 162

10(p)
Reinsurance Agreement effective February 2, *Form 10KSB dated December 31,
1995 between Oakley-Metcalf Insurance       1994, page 213
Company and Alabama Reassurance Company

10(q)
Loan Agreement and related documents         *Form 10KSB dated December 31,
between Acap Corporation and Central         1994, page 261
National Bank

11
Statement re computation of per share       *1995 Annual Report to
earnings                                    Stockholders,page 17

13
1995 Annual Report to Stockholders          Page 12

22
Subsidiaries of the Registrant              Page 11


* Exhibit is incorporated by reference to the listed document.


(b)  Reports on Form 8-K:

     None.

                                    SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fortune National Corporation

Date:                                       March 25, 1996

By:


        /s/ William F. Guest
----------------------------------------
        William F. Guest
     Chairman of the Board


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:  March 25, 1996

By:


         /s/ William F. Guest                    /s/ John D.Cornett
----------------------------------------     ----------------------------------
          William F. Guest                           John D. Cornett
     Chairman of the Board,                 Executive Vice President and
     President and Direct                            Treasurer
     (Principal Executive Officer)            ( Principal Financial and
                                                 Accounting Officer)





          /s/ R. Wellington Daniels
-----------------------------------------
         R. Wellington Daniels
               Director

EXHIBIT 21


                  SUBSIDIARIES OF FORTUNE NATIONAL CORPORATION


Majority-owned subsidiary of Fortune National Corporation:
----------------------------------------------------------

Acap Corporation (Delaware)

Wholly-owned subsidiary of Acap Corporation:
---------------------------------------------

American Capitol Insurance Company (Texas)

Wholly-owned subsidiaries of American Capitol Insurance Company:
----------------------------------------------------------------

Family Life Insurance Company of Texas (Texas)
Imperial Plan, Inc. (Texas)
Texas Imperial Life Insurance Company (Texas)

Wholly-owned subsidiary of Texas Imperial Life Insurance Company:
------------------------------------------------------------------

Oakley-Metcalf Insurance Company (Texas)