Form 10QSB
period 1996-03-31
FORTUNE NATIONAL CORP
filed 1996-05-14
CIK 38240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                   Form 10-QSB
   (Mark One)
   [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended March 31, 1996

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

                  CLASS                    OUTSTANDING AT MAY 10, 1996
                  -----                    ---------------------------

        Common Stock, Par Value $1.00              2,616,984

   This Form 10-QSB contains a total of 13 pages including any exhibits.

                  FORTUNE NATIONAL CORPORATION AND SUBSIDIARIES

                                   FORM 10-QSB

                                      INDEX

                                                                       Page No.

   Part I.        Financial Information:

        Item 1.   Financial Statements

                  Condensed Consolidated Balance                     3
                    Sheet - March 31, 1996 (Unaudited)

                  Condensed Consolidated Statements of               5
                    Operations - Three Months Ended
                    March 31, 1996 and 1995 (Unaudited)

                  Condensed Consolidated Statements of               6
                    Cash Flows - Three Months Ended
                    March 31, 1996 and 1995 (Unaudited)

                  Notes to Condensed Consolidated                    7
                    Financial Statements (Unaudited)

        Item 2.   Management's Discussion and Analysis of            9
                    Financial Condition and Results of
                    Operations

   Part II.       Other Information:

        Item 6.   Exhibit 27 - Financial Data Schedule              13

                      PART I. ITEM 1. FINANCIAL INFORMATION
                      -------------------------------------

                  FORTUNE NATIONAL CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEET
                                  MARCH 31, 1996
                                   (UNAUDITED)
   ASSETS
   ------
                                                             1996
                                                             ----
   Investments:
   Fixed maturities available for sale                   $29,699,832
   Equity securities (at market)                              11,409
   Mortgage loans                                          1,087,513
   Real estate                                             1,494,819
   Policy loans                                            6,364,445
   Short-term investments                                  1,077,761
                                                         -----------
           Total investments                              39,735,779

   Accrued investment income                                 458,466

   Reinsurance receivables                                33,253,764

   Accounts receivable (less allowance
        for uncollectible accounts of $82,918)               212,707

   Deferred acquisition costs                              1,752,002

   Property and equipment
        (less accumulated depreciation of $553,306)          113,286

   Costs in excess of net assets of
        acquired business (less accumulated
        amortization of $1,706,008)                        3,077,920

   Other assets                                            1,240,454
                                                         -----------

                                                         $79,844,378
                                                         ===========

   See accompanying notes to consolidated financial statements.

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------
                                                            1996
                                                            ----
   LIABILITIES:
     Policy liabilities:
       Future policy benefits                           $64,175,844
       Contract claims                                      801,243
                                                         -----------
       Total policy liabilities                          64,977,087

     Other policyholders' funds                           1,722,029

     Deferred tax liability                               2,112,319

     Deferred gain on reinsurance                           868,676

     Note payable                                         1,250,000

     Other liabilities                                    1,388,772
                                                         -----------

       Total liabilities                                 72,318,883
                                                         -----------

   Minority interest                                      1,768,295
                                                         -----------

   Preferred stock of subsidiary                          1,850,000
                                                         -----------

   STOCKHOLDERS' EQUITY:
     Common stock, par value $1 per share,
       authorized 4,000,000 shares,
       issued 2,859,768 shares                            2,859,768

     Additional paid-in capital                           5,098,262

     Accumulated deficit                                 (4,359,970)

     Treasury stock, at cost, 242,784 shares               (158,385)

     Net unrealized investment gains,
       net of taxes of $117,757                             467,525
                                                        ------------

       Total stockholders' equity                         3,907,200
                                                        ------------
                                                        $79,844,378
                                                        ============

   See accompanying notes to consolidated financial statements.

                  FORTUNE NATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)
                                                          1996        1995
                                                          ----        ----
   REVENUES:
     Premiums and other considerations              $   345,889    446,494

     Net investment income                              307,467    368,266

     Net realized investment gains                          514      6,247

     Reinsurance expense allowance                      454,789    474,153

     Amortization of deferred gain on reinsurance        17,682     77,320

     Other income                                        14,073     14,249
                                                      ---------- ----------
       Total revenues                                 1,140,414  1,386,729
                                                      ---------- ----------

   BENEFITS AND EXPENSES:
     Death benefits                                     128,619    141,712

     Other benefits                                     282,492    340,168

     Commissions and general expenses                   565,282    729,724

     Interest expense                                    28,905     64,635

     Amortization of deferred acquisition costs          27,053     27,741

     Amortization of costs in excess of net
       acquired business                                 53,384     53,387
                                                      ---------- ----------
       Total benefits and expenses                    1,085,735  1,357,367
                                                      ---------- ----------

   Income before federal income tax expense and
       minority interest in earnings of subsidiary       54,679     29,362

   Federal income tax expense (benefit)
     Current                                             10,000  1,010,576
     Deferred                                           (54,555)(1,215,801)
                                                       --------- ----------

   Income before minority interest earnings of
     subsidiary                                          99,234    234,587

   Preferred dividends of subsidiary                     31,657     30,919
   Minority interest in earnings of subsidiary          (53,042)   (95,162)
                                                     ----------- ----------

   Net income                                       $    14,535    108,506
                                                     =========== ==========

   Net income per common share:                     $       .01        .04
                                                     =========== ==========

   See accompanying notes to consolidated financial statements.

                  FORTUNE NATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                     INCREASE (DECREASE) IN CASH (UNAUDITED)
                                                         1996        1995
                                                         ----        ----
   CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                   $    14,535     108,506
      Adjustments to reconcile net income
       to net cash provided by operating activities:
        Depreciation and amortization                   78,619      16,793
        Realized gains on investments                     (514)     (6,247)
        Deferred federal income tax benefit            (54,555) (1,215,801)
        Decrease in reinsurance receivable             221,532     224,396
        Decrease in accrued investment income           94,495     118,451
        Increase in accounts receivable                (93,154)     (8,780)
        Decrease (increase) in other assets           (925,472)      8,744
        Increase (decrease) in future policy
          benefit liability                            113,443     (52,596)
        Increase in contract claim liability            22,863      79,510
        Increase (decrease) in other
          policyholders' funds liability               (11,456)     18,311
        Increase in other liabilities                  711,262     853,820
        Increase in minority interest                   28,750      77,521
                                                     ----------  ----------
   Net cash provided by operating activities           200,348     222,628
                                                     ----------  ----------

   CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sales of investments and
        principal repayments on mortgage loans         581,586     892,682
      Purchases of investments available for sale   (1,347,148) (3,116,259)
      Net decrease in policy loans                     270,001      37,885
      Net decrease in short-term investments           632,986  10,540,492
      Purchase of property and equipment               (60,903)     (2,715)
      Purchase of subsidiary, net of cash acquired          --  (1,952,300)
                                                    ----------- -----------
   Net cash provided by investing activities            76,522   6,399,785
                                                    ----------- -----------

   CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of note payable                --   1,500,000
      Principal payments on notes payable              (62,500) (8,300,000)
      Deposits on policy contracts                     298,561     337,359
      Withdrawals from policy contracts               (638,802)   (545,058)
                                                    ----------- -----------
   Net cash used in financing activities              (402,741) (7,007,699)
                                                    ----------- -----------

   Net decrease in cash                               (125,871)   (385,286)
   Cash at beginning of year                           125,871     385,286
                                                    ----------- -----------
   Cash at end of period                           $        --          --
                                                    =========== ===========

   See accompanying notes to consolidated financial statements.

                  FORTUNE NATIONAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


   1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        -------------------------------------------

   The condensed consolidated balance sheet as of March 31, 1996 and the condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 1996 and 1995, have been prepared by Fortune National Corporation (the "Company"), without audit. In the opinion of management, all adjustments (which, except as may be noted below, include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at March 31, 1996 and for all periods presented have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Annual Report on Form 10-KSB. The results of operations for the three month periods ended March 31, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

   2.   EARNINGS PER SHARE
        -------------------

   Earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding (2,616,984 at March 31, 1996 and March 31, 1995).

   3.   STOCKHOLDERS' EQUITY
        --------------------

   During the three months ended March 31, 1996, stockholders' equity changed for the following items: Reduction in net unrealized investment gains of $393,467, net income of $14,535, issuance of common stock $55,323, offset by a reduction in additional paid in capital of $38,173 and an increase in treasury stock of $10,920.

   4.   SUPPLEMENTAL INFORMATION REGARDING CASH FLOWS
        ---------------------------------------------

   Cash payments of $10,000 and $0 were made for federal income taxes during the three months ended March 31, 1996 and 1995, respectively.

   Cash payments of $32,320 and $40,388 for interest expense were made during the three months ended March 31, 1996 and 1995, respectively.

   The following reflects assets acquired and liabilities assumed relative to the acquisition of Oakley-Metcalf Insurance Company ("Oakley-Metcalf") by the Company, the consideration given for such acquisition and the net cash flow relative to such acquisition on February 2, 1995.

                  FORTUNE NATIONAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


        Assets of acquired subsidiary                          $ 4,393,403
        Liabilities of acquired subsidiary                      (1,833,887)
                                                               ------------
        Cost of acquisition                                    $ 2,559,516
                                                                ===========

        Cash paid for acquisition                              $ 2,559 516
                                                                ===========

        Net cash from acquisition:
        Cash of acquired company                               $   607,216
        Cash paid for acquisition                               (2,559,516)
                                                               ------------
        Net cash used by acquisition                           $(1,952,300)
                                                               ============

   On January 4, 1995, Family Life Insurance Company of Texas ("Family"), a wholly-owned subsidiary of the Company increased the amount of reinsurance on each of its life policies in force from 20% to 100%. On February 2, 1995, Oakley-Metcalf entered into a reinsurance agreement whereby Oakley-Metcalf ceded 100% of each life policy with an unaffiliated life insurance company. These transactions were both non-cash transactions. The Company transferred assets of $2,020,065 and liabilities of $3,259,418 and recognized a deferred gain on the reinsurance of $1,239,353 to be amortized over the life of the policies.

                     FORTUNE NATIONAL CORPORATION AND SUBSIDIARIES

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 ------------------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

   RESULTS OF OPERATIONS
   ---------------------

   Premiums and other considerations were 23% lower during the first quarter of 1996 in comparison to the first quarter of 1995. Premiums for the first quarter of 1995 include approximately $202,000 in single premiums related to the conversion of a trust-funded prepaid funeral service plan to an insurance-funded plan. Excluding the trust conversion, premiums and other considerations were 42% higher during the first quarter of 1996 in comparison to the first quarter of 1995. The increase in premiums is attributable to an expansion of the Company's marketing of final expense life insurance and insurance-funded prepaid funeral service contracts.

   Net investment income decreased 17% in the first quarter of 1996 in comparison to the first quarter of 1995. Net investment income for the first quarter of 1995 included approximately $35,000 in investment income related to assets used at January 31, 1995 to repay $8.3 million in notes payable.

   The amortization of the deferred gain on reinsurance decreased by $59,638 in the first quarter of 1996 in comparison to the first quarter of 1995. The deferred gain on reinsurance is being amortized based upon the amount of insurance in force under the reinsurance treaties to which the deferred gain relates. During the first quarter of 1995, the reinsured policies experienced an unusually high level of terminations. This resulted in a higher than normal amortization of the deferred gain during that quarter.

   The Company receives an expense allowance for administering certain blocks of reinsured policies. The expense allowance received during the first quarter of 1996 was 4% less than the expense allowance received during the first quarter of 1995 due to normal policy attrition of the reinsured policies.

   Total policy benefits (i.e., death benefits and other benefits) were 36% of total revenue for the first quarter of 1996 compared to 35% of total revenue for the first quarter of 1995.

   Total expenses (i.e., total benefits and expenses less total policy benefits) were 59% of total revenue for the first quarter of 1996 compared to 63% of total revenue for the first quarter of 1995. General expenses for the first quarter of 1995 included approximately $72,000 in non-recurring actuarial charges related to consultations on the Company's acquisition program and approximately $35,000 in expense related to the settlement of a policy dispute.

   Due to the unusual expenses noted above in the first quarter of 1995, operating income (i.e., income before preferred dividends, federal income taxes and minority interest) was 86% higher in the first quarter of 1996 compared to the first quarter of 1995.

   As a result of a transaction that increased the reinsurance from 20% to 100% on each of the life policies in force in a life insurance subsidiary acquired August 31, 1994, the Company incurred current federal income taxes of approximately $920,000. Offsetting the increase in the current federal income tax expense, the reinsurance transaction noted above resulted in a deferred federal income tax benefit. The benefit related to the reinsurance transaction was the majority of the total deferred federal income tax benefit recorded in the first quarter of 1995.

   LIQUIDITY AND CAPITAL RESOURCES
   --------------------------------

   In connection with an acquisition, the Company's 63.7%-owned subsidiary, Acap Corporation ("Acap") borrowed $1.5 million from a bank on January 31, 1995. The note had a principal balance of $1.25 million at March 31, 1996. The note matured April 30, 1996. The bank granted a new note maturing April 30, 1997 under identical terms as the original note. The note bears interest at a rate equal to the base rate of a bank plus 1%. Principal payments on the note of $62,500 are due quarterly. The note is secured by a pledge of all of the outstanding shares of Acap's wholly-owned subsidiary, American Capitol Insurance Company ("American Capitol"). The loan agreement contains certain restrictions and financial covenants. Without the written consent of the bank, Acap may not incur any debt, pay common stock dividends or sell any substantial amounts of assets. Also, American Capitol is subject to minimum statutory earnings and capital and surplus requirements during the loan term. Acap and American Capitol are in compliance with all the restrictions and covenants of the loan.

   During the first quarter of 1996, there was a decline in net unrealized investment gains of $393,467. The decline in invested asset values was primarily the result of an increase in market interest rates during the quarter. It is not anticipated that the Company will need to liquidate investments prior to their projected maturities in order to meet its cash flow requirements. The Company had positive cash flows from operating activities during the first quarter of 1996.

   PLAN OF DISSOLUTION AND LIQUIDATION
   -----------------------------------

   As discussed in the Company's Annual Report on Form 10-KSB, the Company expects to adopt a plan of dissolution and liquidation at its annual stockholder meeting. The date of the annual stockholder meeting has not yet been set.

   Under the plan, the Company's stockholders are entitled, upon liquidation, to receive, pro rata, the Company's sole asset, namely, 5,421 shares of common stock of Acap. No fractional shares of Acap's common stock will be issued. The Company's stockholders will have the option of selling their "odd lot" shares of the Company's common stock to Acap or buying from Acap enough of the Company's common stock to round up their holdings.

   The Company has entered into an agreement with Acap to pay for the Company's operating expenses through the expiration of the plan of dissolution and liquidation. In exchange for its services, Acap received 55,323 shares of the Company's common stock during the first quarter of 1996.

   ACQUISITION PROSPECT
   --------------------

   On April 24, 1996, American Capitol signed a Letter of Intent to acquire, through assumption reinsurance, the insurance in force of World Service Life Insurance Company of America and its wholly-owned subsidiary, South Texas Bankers Life Insurance Company. If the acquisition is consummated, the Company plans on immediately reinsuring the acquired business on a 100% coinsurance basis with an unrelated reinsurer. The Company plans on retaining the administration of the policies in question, for which it will receive an expense allowance from the reinsurer. An experience refund formula in the coinsurance agreement returns to American Capitol 50% of the profits generated by the reinsured policies once a threshold is exceeded. Also, at American Capitol's option, the reinsured policies may be recaptured at a price determined by the experience formula. The acquisition involves approximately 24,000 policies, assets of approximately $24 million and a purchase price of approximately $2.3 million (which is also approximately the amount of the initial ceding allowance under the coinsurance agreement).

                                    SIGNATURES
                                    ----------


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996 to be signed on its behalf by the undersigned thereunto duly authorized.


                                              FORTUNE NATIONAL CORPORATION
                                              ----------------------------
                                                      (Registrant)


   Date:  May 10, 1996                     By:/s/ William F. Guest
                                              ---------------------------
                                              William F. Guest, President



   Date:  May 10, 1996                     By:/s/ John D. Cornett
                                              ---------------------------
                                              John D. Cornett, Treasurer
                                              (Principal Accounting Officer)