Form 10QSB
period 1996-06-30
FORTUNE NATIONAL CORP
filed 1996-08-14
CIK 38240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549
                                       Form 10-QSB

                     (Mark One)
          [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1996

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

                        CLASS                OUTSTANDING AT AUGUST 14, 1996

               Common Stock, Par Value $1.00                2,616,984














          This Form 10-QSB contains a total of 17 pages, including any exhibits.


                     FORTUNE NATIONAL CORPORATION AND SUBSIDIARIES

                                      FORM 10-QSB

                                         INDEX



                                                                   Page No.
          Part I.        Financial Information:

               Item 1.   Financial Statements

                         Condensed Consolidated Balance
                          Sheet - June 30, 1996 (Unaudited)            3

                         Condensed Consolidated Statements of
                          Operations - Six Months Ended
                          June 30, 1996 and 1995 (Unaudited)           5

                         Condensed Consolidated Statements of
                          Operations - Three Months Ended
                          June 30, 1996 and 1995 (Unaudited)           6

                         Condensed Consolidated Statements of
                          Cash Flows - Six Months Ended
                          June 30, 1996 and 1995 (Unaudited)           7

                         Notes to Condensed Consolidated
                          Financial Statements (Unaudited)             8


               Item 2.   Management's Discussion and Analysis of
                          Financial Condition and Results of
                          Operations                                  12


          Part II.       Other Information:

               Item 6.   Exhibit 27-Financial Data Schedule           17


                           PART I. ITEM 1. FINANCIAL INFORMATION

                       FORTUNE NATIONAL CORPORATION AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEET
                                       JUNE 30, 1996
                                        (UNAUDITED)

          ASSETS
                                                                 1996

          Investments:
            Fixed maturities available for sale             $ 27,213,009
            Equity securities (at market)                         14,212
            Mortgage loans                                     2,890,310
            Real estate                                        1,484,313
            Policy loans                                       6,326,702
            Short-term investments                               592,533
                                                              ----------
               Total investments                              38,521,079


          Accrued investment income                              558,139

          Reinsurance receivable                              57,198,313

          Accounts receivable (less allowance
            for uncollectible accounts of
            $82,961)                                             199,850

          Deferred policy acquisition costs                    1,714,582

          Property and equipment
            (less accumulated depreciation of
             $563,479)                                           104,977

          Costs in excess of net assets of
            acquired business (less accumulated
            amortization of $1,759,395)                        3,024,533

          Other assets                                         1,261,491
                                                            ------------
                                                            $102,582,964
                                                            ============






          See accompanying notes to consolidated financial statements.



          LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 1996

          Liabilities:
            Policy liabilities:
              Future policy benefits                        $ 87,744,132
              Contract claims                                    680,689
                                                             -----------
                                                              88,424,821

            Other policyholders' funds                         1,988,737

            Deferred tax liability                             1,975,950

            Deferred gain on reinsurance                         858,266

            Note payable                                       1,187,500

            Other liabilities                                    867,841
                                                             -----------

              Total liabilities                               95,303,115
                                                             -----------

          Minority interest                                    1,688,995
                                                             -----------
          Preferred stock of subsidiary                        1,850,000
                                                             -----------
          Stockholders' equity:
            Common stock, par value $1 per share,
              authorized 4,000,000 shares,
              issued 2,859,768 shares                          2,859,768

            Additional paid-in capital                         5,098,262

            Accumulated deficit                               (4,351,220)

            Treasury stock, at cost, 242,784 shares            (158,385)

            Net unrealized investment gains, net
              of taxes of $34,326                                292,429
                                                             -----------

              Total stockholders' equity                       5,590,854
                                                             -----------
                                                            $102,582,964
                                                             ===========

          See accompanying notes to consolidated financial statements.

                       FORTUNE NATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                        (UNAUDITED)

                                                          1996           1995
          Revenues:
            Premiums and other considerations        $ 1,203,478       990,745
            Net investment income                        798,760       683,659

            Net realized investment gains                  1,942         5,859

            Reinsurance expense allowance                899,062       971,272

            Amortization of deferred gain on
             reinsurance                                  28,092       183,244

            Other income                                  31,135        57,993
                                                      ----------    ----------
             Total revenues                            2,962,469     2,892,772
                                                      ----------    ----------
          Benefits and expenses:
            Death benefits                               429,819       208,138

            Other benefits                               892,255       912,693

            Commissions and general expenses           1,270,105     1,346,307

            Interest expense                              58,256       101,423

            Amortization of deferred policy
             acquisition costs                            64,475        56,739

            Amortization of costs in excess of net
             acquired business                           106,771       106,774
                                                      ----------    ----------
            Total benefits and expenses                2,821,681     2,732,074
                                                      ----------    ----------
          Income before federal income tax
            expense and minority interest in
            losses (earnings) of subsidiary              140,788       160,698

          Federal income tax expense (benefit)
            Current                                       19,784     1,018,864
            Deferred                                     (54,990)   (1,038,019)
                                                      ----------    ----------
          Income before minority interest
            in earnings of subsidiary                    175,994       179,853
          Preferred dividends of subsidiary               61,841        63,312

          Minority interest in losses (earnings)
            of subsidiary                                (90,868)      (85,219)
                                                      ----------    ----------
          Net income                                 $    23,285        31,322
                                                      ==========    ==========
          Net income per common share:               $       .01           .01
                                                      ==========    ==========
          See accompanying notes to consolidated financial statements.

                       FORTUNE NATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                        (UNAUDITED)

                                                          1996           1995
          Revenues:
            Premiums and other considerations         $  857,589       544,251
            Net investment income                        491,293       315,393

            Net realized investment gains (losses)         1,428          (388)

            Reinsurance expense allowance                444,273       497,119

            Amortization of deferred gain (loss)
              on reinsurance                              10,410       105,924

            Other income                                  17,062        43,744
                                                       ---------     ---------
              Total revenues                           1,822,055     1,506,043
                                                       ---------     ---------
          Benefits and expenses:
            Death benefits                               301,200        66,426

            Other benefits                               609,763       572,525

            Commissions and general expenses             704,823       616,583

            Interest expense                              29,351        36,788

            Amortization of deferred policy
              acquisition costs                           37,422        28,998

            Amortization of costs in excess of net
              acquired business                           53,387        53,387
                                                       ---------     ---------
              Total benefits and expenses              1,735,946     1,374,707
                                                       ---------     ---------
          Income before federal income tax
            expense and minority interest in losses
            of subsidiary                                 86,109       131,336

          Federal income tax expense
            Current                                        9,784         8,288
            Deferred                                        (435)      177,782
                                                       ---------     ---------
          Loss before minority interest in losses
            of subsidiary                                 76,760       (54,734)
          Preferred dividends of subsidiary               30,184        32,393

          Minority interest in losses of
            subsidiary                                   (37,826)        9,943
                                                       ---------     ---------
          Net income (loss)                           $    8,750       (77,184)
                                                       ---------     ---------
          Net income (loss) per common share:         $       --          (.03)
                                                       ---------     ---------

          See accompanying notes to consolidated financial statements.


                       FORTUNE NATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                          INCREASE (DECREASE) IN CASH (UNAUDITED)

                                                            1996          1995

       Cash flows from operating activities:
       Net income from operations                   $     23,285         31,322
         Adjustments to reconcile net income
           to net cash provided by
           operating activities:
           Depreciation and amortization                 183,174         (2,511)
           Realized gains on investments                  (1,942)        (5,859)
           Deferred federal income tax benefit           (54,988)    (1,038,018)
           Decrease in reinsurance receivable          1,104,807        917,326
           Decrease in accrued investment income        (332,078)        56,221
           Increase in accounts receivable               (69,832)      (160,994)
           Decrease (increase) in other assets          (946,509)         3,221
           Increase (decrease) in future policy
             benefits                                     67,181        (63,057)
           Increase in contract claim liability         (248,705)       (73,718)
           Increase (decrease) in other
             policyholders' funds liability             (134,338)        24,526
           Increase in other liabilities                 166,766        307,106
           Increase in minority interest                  55,584         49,097
                                                     -----------    -----------
       Net cash provided by operating activities        (187,595)        44,662
                                                     -----------    -----------
       Cash flows from investing activities:
         Proceeds from sales of investments and
           principal repayments on mortgage loans      2,742,132      1,074,964
         Purchases of investments available for
           sale                                      (21,910,404)    (3,725,420)
         Net decrease in policy loans                    402,000        125,416
         Net decrease in short-term investments          450,728     11,436,715
         Purchase of property and equipment              (62,767)       (24,746)
         Purchase of subsidiary, net of cash acquired         --     (1,952,300)
         Assumption reinsurance acquisition,
           net of cash acquired                       19,371,962             --
                                                     -----------    -----------
       Net cash provided by investing activities         993,651      6,934,629
                                                     -----------    -----------

       Cash flows from financing activities:
         Proceeds from issuance of note payable               --      1,500,000
         Principal payments on notes payable            (125,000)    (8,362,500)
         Deposits on policy contracts                    573,435        641,340
         Withdrawals from policy contracts            (1,380,362)    (1,143,417)
                                                     -----------    -----------
       Net cash used in financing activities            (931,927)    (7,364,577)
                                                     -----------    -----------
       Net decrease in cash                             (125,871)      (385,286)
       Cash at beginning of period                       125,871        385,286
                                                     -----------    -----------
       Cash at end of period                        $         --             --
                                                     ===========    ===========
       See accompanying notes to consolidated financial statements.


                    FORTUNE NATIONAL CORPORATION AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

          1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          The condensed consolidated balance sheet as of June 30, 1996 and the condensed consolidated statements of operations and cash flows for the six month periods ended June 30, 1996 and 1995, have been prepared by Fortune National Corporation (the "Company"), without audit. In the opinion of management, all adjustments (which, except as may be noted below, include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at June 30, 1996 and for all periods presented have been made.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
          It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Annual Report to Stockholders. The results of operations for the six month periods ended June 30, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

          2.  EARNINGS PER SHARE

          Earnings per common share is computed by dividing net income
          (loss) by the weighted average number of shares of common stock outstanding (2,616,984 at June 30, 1996 and June 30, 1995).

          3.  STOCKHOLDERS' EQUITY

          During the six months ended June 30, 1996, stockholders' equity changed for the following items: Reduction in net unrealized investment gains of $568,563, net income of $23,285, issuance of common stock $55,323, offset by a reduction in additional paid in capital of $38,173 and an increase in treasury stock of $10,920.

          4.  ACQUISITIONS

          Effective June 1, 1996, American Capitol Insurance Company ("American Capitol"), a wholly-owned subsidiary of Acap Corporation, a majority-owned subsidiary of the Company entered into a Reinsurance and Assumption Agreement with World Service
          Life Insurance Company of America ("World Service") and South
          Texas Bankers Life Insurance Company ("South Texas Bankers"), a wholly-owned subsidiary of World Service. Pursuant to the agreement, American Capitol assumed all of the insurance in force of World Service and South Texas Bankers, approximately 24,000 policies, for cash of approximately $1.9 million. The assets transferred to American Capitol were $21.3 million in cash, approximately $1.9 million of mortgage loans, a receivable of


                    FORTUNE NATIONAL CORPORATION AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

          approximately $1.4 million and other assets of approximately $2.0 million. American Capitol's source of the $1.9 million in cash is from a reinsurer in the form of the initial ceding allowance under a coinsurance agreement (see "Reinsurance" below).

          The consideration is subject to certain post-closing price adjustments. Following the recent calculation of certain of the post-closing price adjustments, World Service and South Texas Bankers indicated an unwillingness to complete the transaction as currently structured. American Capitol is presently in negotiations with World Service and South Texas Bankers to find an acceptable resolution to the situation. While the parties appear to be close to agreement on a solution that would convert the transaction from assumption reinsurance to coinsurance and reduce the purchase price to approximately $1.6 million, there can be no assurance that such an agreement will be made. If an agreement cannot be made, possible outcomes include a rescission of the transaction or litigation.

          The nature and amount of the consideration paid were arrived at on the basis of arm's-length negotiations and American Capitol's consideration of various factors, including an actuarial valuation of the insurance in force and judgments with regard to the prospects and future of the acquired policies.

          5.  REINSURANCE

          Effective June 30, 1996, American Capitol reinsured the acquired business on a 100% coinsurance basis by amending an existing reinsurance agreement with an unaffiliated reinsurer. American Capitol retained the administration of the policies, for which it will receive an expense allowance from the reinsurer. An experience refund formula in the coinsurance allowance returns to American Capitol 50% of the profits generated by the reinsured policies above a specified threshold. Also, at American Capitol's option, the reinsured policies may be recaptured at a price determined by the experience formula.

          This transaction increased reinsurance receivables by approximately $24.1 million to a carrying value of $53.9 million that were associated with a single reinsurer, Crown Life Insurance Company ("Crown"). At December 31, 1994, Crown had assets in excess of 7 billion and stockholders' equity of approximately $0.4 billion. Crown is rated "Excellent" by A.M. Best Company, an insurance company rating organization.

          6.  REAL ESTATE

          Effective July 1, 1996 American Capitol signed a lease agreement whereby an unaffiliated third party agreed to lease the remainder of the rentable space of the home office building (approximately 34,919 square feet). The term of the lease is five years and the


                    FORTUNE NATIONAL CORPORATION AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

          rental rate is $9.50 per square foot. A purchase option agreement was signed with the same tenant. The purchase option expires on September 30, 1997. The option purchase price of the home office building is $1,200,000. If the option is exercised the purchase price will be financed 73.5% by American Capitol at an interest rate of 10.5%.

          On May 14, 1996, an earnest money contract was signed for the sale of 50,000 square feet of home office land to an unaffiliated third party. The sale price is $7.25 per square foot, which, if the transaction closes, will result in a pretax gain of approximately $200,000.

          7.  SUPPLEMENTAL INFORMATION REGARDING CASH FLOWS

          Cash payments of $32,071 and $558,924 were made for federal income taxes during the six months ended June 30, 1996 and 1995, respectively.

          Cash payments of $61,218 and $348,262 for interest expense were made during the six months ended June 30, 1996 and 1995, respectively.

          The following reflects assets acquired and liabilities assumed relative to the acquisition of Oakley-Metcalf by the Company, the consideration given for such acquisition and the net cash flow relative to such acquisition on February 2, 1995.

              Assets of acquired subsidiary                $ 4,393,403
              Liabilities of acquired subsidiary            (1,833,887)
                                                            ----------
              Cost of acquisition                          $ 2,559,516
                                                            ==========
              Cash paid for acquisition                    $ 2,559 516
                                                            ==========
              Net cash from acquisition:
              Cash of acquired company                     $  (607,216)
              Cash paid for acquisition                       2,559,516
                                                            -----------
              Net cash used by acquisition                 $ 1,952,300
                                                            ==========


                    FORTUNE NATIONAL CORPORATION AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

          The following reflects assets acquired and liabilities assumed relative to the assumption reinsurance of the policies of World Service and South Texas Bankers by the Company, the consideration given for such acquisition and the net cash flow relative to such assumption reinsurance on June 1, 1996.

              Assets acquired                              $ 26,580,285
              Liabilities acquired                          (24,680,285)
                                                            -----------
              Cost of acquisition                          $  1,900,000
                                                            ===========
              Cash paid for acquisition                    $  1,900,000
                                                            ===========
              Net cash from acquisition:
              Cash acquired                                $ 21,271,962
                                                            -----------
              Cash paid for acquisition                      (1,900,000)
                                                            -----------
              Net cash provided by acquisition             $ 19,371,962
                                                            ===========

          The following reflects assets and liabilities transferred in connection with a coinsurance treaty whereby all policies assumed from World Service and South Texas Bankers were 100% ceded to an unaffiliated reinsurer, the ceding commission received and the net cash flow related to the coinsurance treaty on June 30, 1996.

              Assets transferred                           $ 22,343,982
              Liabilities transferred                        24,243,982
                                                           $( 1,900,000)
                                                             ==========
              Ceding commission received                   $  1,900,000
                                                             ----------
              Net cash provided on the transfer of
                assets and liabilities                                0
                                                             ==========

          On January 4, 1995, Family Life Insurance Company of Texas ("Family"), a wholly-owned subsidiary of the Company increased the amount of reinsurance on each of its life policies in force from 20% to 100%. On February 2, 1995, Oakley-Metcalf entered into a reinsurance agreement whereby Oakley-Metcalf ceded 100% of each life policy with an unaffiliated life insurance company. These transactions were both non-cash transactions. The Company transferred assets of $2,020,065 and liabilities of $3,259,418 and recognized a deferred gain on the reinsurance of $1,239,353 to be amortized over the life of the policies.


                             FORTUNE NATIONAL CORPORATION

                   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          SIGNIFICANT TRANSACTIONS

          ACQUISITIONS

          Effective June 1, 1996, American Capitol Insurance Company ("American Capitol"), a wholly-owned subsidiary of Acap Corporation, a majority-owned subsidiary of the Company entered into a Reinsurance and Assumption Agreement with World Service Life Insurance Company of America ("World Service") and South Texas Bankers Life Insurance Company ("South Texas Bankers"), a wholly-owned subsidiary of World Service. Pursuant to the agreement, American Capitol assumed all of the insurance in force of World Service and South Texas Bankers, approximately 24,000 policies, for cash of approximately $1.9 million. The assets transferred to American Capitol were $21.3 million in cash, approximately $1.9 million of mortgage loans, a receivable of approximately $1.4 million and other assets of approximately $2.0 million. American Capitol's source of the $1.9 million in cash is from a reinsurer in the form of the initial ceding allowance under a coinsurance agreement (see "Reinsurance" below).

          The consideration is subject to certain post-closing price adjustments. Following the recent calculation of certain of the post-closing price adjustments, World Service and South Texas Bankers indicated an unwillingness to complete the transaction as currently structured. American Capitol is presently in negotiations with World Service and South Texas Bankers to find an acceptable resolution to the situation. While the parties appear to be close to agreement on a solution that would convert the transaction from assumption reinsurance to coinsurance and reduce the purchase price to approximately $1.6 million, there can be no assurance that such an agreement will be made. If an agreement cannot be made, possible outcomes include a rescission of the transaction or litigation.

          The nature and amount of the consideration paid were arrived at on the basis of arm's-length negotiations and American Capitol's consideration of various factors, including an actuarial valuation of the insurance in force and judgments with regard to the prospects and future of the acquired policies.

          REINSURANCE

          Effective June 30, 1996, American Capitol reinsured the acquired business on a 100% coinsurance basis by amending an existing reinsurance agreement with an unaffiliated reinsurer. American Capitol retained the administration of the policies, for which it will receive an expense allowance from the reinsurer. An experience refund formula in the coinsurance allowance returns to American Capitol 50% of the profits generated by the reinsured policies above a specified threshold. Also, at American Capitol's option, the reinsured policies may be recaptured at a price determined by the experience formula.

          This transaction increased reinsurance receivables by approximately $24.1 million to a carrying value of $53.9 million that were associated with a single reinsurer, Crown Life Insurance Company ("Crown"). At December 31, 1994, Crown had assets in excess of 7 billion and stockholders' equity of approximately $0.4 billion. Crown is rated "Excellent" by A.M. Best Company, an insurance company rating organization.

          RESULTS OF OPERATIONS

          Premiums and other consideration were 21% higher during the first half of 1996 in comparison to the first half of 1995. Premiums and other consideration were 58% higher in the second quarter of 1996 in comparison to the second quarter of 1996. Premiums for the first half of 1996 include one month of premiums of approximately $500,000 from the acquisition of World Service and South Texas Bankers. Premiums for the first half of 1995 include approximately $500,000 in single premiums related to the conversion of three trust-funded prepaid funeral service plans to an insurance-funded plan. Excluding these two unusual items, premiums and other considerations were 40% higher during the first half of 1996 in comparison to the first half of 1995. The increase in premiums is attributable to an expansion of the Company's marketing of final expense life insurance and insurance-funded prepaid funeral service contracts.

          Net investment income increased 17% in the first half of 1996 in comparison to the first half of 1995 and increased 56% during the second quarter of 1996 in comparison to the second quarter of 1995. The increase in net investment income is primarily due to the one month of net investment income earned on the assets acquired from World Service and South Texas Bankers.

          The amortization of the deferred gain on reinsurance decreased by $155,152 in the first half of 1996 in comparison to the first half of 1995 and by $95,514 in the second quarter of 1996 in comparison to the second quarter of 1995. The deferred gain on reinsurance is being amortized based upon the amount of insurance in force under the reinsurance treaties to which the deferred gain relates. During the first half of 1995, the reinsured policies experienced an unusually high lever of terminations. This resulted in a higher than normal amortization of the deferred gain during that period.

          The Company receives an expense allowance for administering certain blocks of reinsured policies. The expense allowance received during the first half of 1996 was 7% less than the expense allowance received during the first half of 1995. The expense allowance received during the second quarter of 1996 was 11% less than the expense allowance received during the second quarter of 1995. The decrease is due to normal policy attrition of the reinsured policies.

          Total policy benefits (i.e. death benefits and other benefits) were 45% of total revenue for the first half of 1996 compared to 39% of total revenue for the first half of 1995. Total policy benefits were 50% of total revenue for the second quarter of 1996 compared to 42% of total revenue for the second quarter of 1995. The first half of 1996 includes one month of death claims of approximately $200,000 from the acquisition of World Service and South Texas Bankers policies.

          Total expenses (i.e. total benefits and expenses less total policy benefits) were 51% of total revenue for the first quarter of 1996 compared to 56% of total revenue for the first half of 1995. Total expenses were 45% of total revenue for the second quarter of 1996 compared to 49% for the second quarter of 1995. General expenses for the first half of 1995 included approximately $72,000 in non-recurring actuarial charges related to consultations on the Company's acquisition program and approximately $35,000 in expense related to the settlement of a policy dispute.

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

          LIQUIDITY AND CAPITAL RESOURCES

          In connection with an acquisition, the Company's 63.7% owned subsidiary Acap Corporation (Acap) borrowed $1.5 million from a
          bank on January 31, 1995.   The note matured April 30, 1996.  The
          bank granted a new note maturing April 30, 1997 under identical terms as the original note. The note bears interest at a rate equal to the base rate of a bank plus 1%. Principal payments on the note of $62,500 are due quarterly. The note had a principal balance of $1,187,500 at June 30, 1996. The note is secured by a pledge of all of the outstanding shares of American Capitol owned by the Company. The loan agreement contains certain restrictions and financial covenants. Without the written consent of the bank, Acap may not incur any debt, pay common stock dividends or sell any substantial amounts of assets. Also, American Capitol is subject to minimum statutory earnings and capital and surplus requirements during the loan term. Acap and American Capitol are in compliance with all the restrictions and covenants of the loan.

          During the first half of 1996, there was a decline in net unrealized investment gains of $568,563. The decline in invested asset values was primarily the result of an increase in market interest rates during the quarter. It is not anticipated that the Company will need to liquidate investments prior to their projected maturities in order to meet its cash flow requirements. The Company had positive cash flows from operating activities during the first half of 1996.

          FORTUNE LIQUIDATION

          As discussed in the Company's Annual Report on Form 10-KSB, the Company expects to adopt a plan of dissolution and liquidation at its annual stockholder meeting on August 26, 1996.

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

          REAL ESTATE

          On May 14, 1996, an earned money contract was signed for the sale of 50,000 square feet of home office land to an unaffiliated third party. The sale price is $7.25 per square foot, which, if the transaction closes, will result in a pretax gain of approximately $200,000.

          SUBSEQUENT EVENT

          Effective July 1, 1996 American Capitol signed a lease agreement whereby an unaffiliated third party agreed to lease the remainder of the rentable space of the home office building (approximately 34,919 square feet). The term of the lease is five years and the rental rate is $9.50 per square foot. A purchase option agreement was signed with the same tenant. The purchase option expires on September 30, 1997. The option purchase price of the home office building is $1,200,000. If the option is exercised the purchase price will be financed 73.5% by American Capitol at an interest rate of 10.5%.


                                      SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report of Form 10-QSB for the quarter ended June 30, 1996 to be signed on its behalf by the undersigned thereunto duly authorized.


                                            FORTUNE NATIONAL CORPORATION
                                                    (Registrant)

          Date:  August 14, 1996        By:/s/ William F. Guest
                                           -----------------------------
                                           William F. Guest, President


          Date:  August 14, 1996        By:/s/ John D. Cornett
                                           ------------------------------
                                           John D. Cornett, Treasurer
                                           (Principal Accounting Officer)